Form 10-Q
period 1994-12-31
BIRMINGHAM UTILITIES INC
filed 1995-05-11
CIK 6694

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON  D.C.   20549


                                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995 Commission File Number 0-6028

                     BIRMINGHAM UTILITIES, INC.
    (Exact name of registrant as specified in its charter)
      CONNECTICUT                                   06-0878647
(State of other jurisdiction                       (I.R.S. Employer
of incorporation or organization)              Identification No.)

230 Beaver Street, Ansonia, Connecticut          06401
(Address of principal executive office       (Zip Code)

(Registrant's telephone number
 including area code)                     (203)  735-1888

                                None
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Outstanding at April 30, 1995

Common stock, no par value                                749,168

ITEM I.  FINANCIAL STATEMENTS



                         BIRMINGHAM UTILITIES, INC.
                             BALANCE SHEETS
      As of March 31, 1995, December 31, 1994 and March 31, 1994
                           (Unaudited)                    (Unaudited)
                           March 31,      Dec. 31,        March 31,
                           1995           1994            1994
                           ___________    ________        ____________
ASSETS:


Utility Plant              $15,868,232    $15,739,122     $15,384,324
Accumulated depreciation    (4,866,587)    (4,771,536)     (4,571,116)
                            __________     __________      __________
                            11,001,645     10,967,586     $10,813,208
                            __________     __________     __________
Current Assets:
 Cash                           16,328         58,812         23,697
 Accounts receivable, net
 of allowance for doubtful
 accounts                      810,616        838,981        806,985
 Accrued utility revenue       514,985        384,057        333,769
 Materials & supplies           50,393         45,449         53,858
 Prepayments                   121,449         39,426        129,588
                               _______        _______        _______
   Total current assets      1,513,771      1,366,725      1,347,897
                             _________      _________      _________

Note receivable              1,013,222      1,213,222      1,213,222
Deferred Charges               738,903        728,307        574,334
Unamortized debt expense       216,630        220,362        205,624
Income taxes recoverable       372,247        372,247        366,139
Other assets                   373,731        378,031        355,269
                               _______        _______        _______
                             2,714,733      2,912,169      2,714,588
                             _________      _________      _________
                           $15,230,149    $15,246,480    $14,875,693



STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par
 value, authorized
 2,000,000 shares;
 issued and outstanding
 749,168 shares in 1994
 and 1993                  $2,142,318     $ 2,142,318      $ 2,142,318
 Retained earnings          1,069,435       1,077,185        1,041,870
                            _________       _________        _________
                            3,211,753       3,219,503        3,184,188

Note Payable                1,766,250       1,625,000        1,605,000
Long-term debt              4,703,753       4,703,753        4,704,692
                            _________       _________        _________
                            6,470,003       6,328,753        6,309,692
                            _________       _________        _________
Current Liabilities:
 Short Term Notes and
 Current portion of
 note payable                 125,000         165,000            ---
 Accounts payable and
 accrued liabilities          597,135         575,421          440,348
                              _______         _______          _______
 Total current
  liabilities                 722,135         740,421          440,348
                              _______         _______          _______

Customers' advances
 for construction           1,160,531       1,158,455        1,129,496
Contributions in aid
 of construction              719,736         719,736          707,184
Income taxes refundable       202,641         202,641          210,213
Deferred income taxes       1,118,375       1,135,558          998,620
Deferred income on
 dispositions of land       1,624,975       1,741,413        1,895,952
                            _________       _________        _________

                          $15,230,149     $15,246,480      $14,875,693



 The accompanying notes are an integral part of these financial statements.


                         BIRMINGHAM UTILITIES, INC.
               STATEMENTS OF INCOME AND RETAINED EARNINGS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994
                              (Unaudited)
                                Three Months Ended    Three Months Ended
                                March 31, 1995        March 31, 1994
                                __________________    __________________


Operating Revenue               $  983,456            $  997,638
                                 _________             _________

Operating Expenses:
 Operations and Maintenance        199,852               188,059
 Purchased Water                   170,589               177,118
 Administrative and General        275,111               257,042
 Depreciation                       94,552                85,500
 Taxes Other Than Income           132,355               133,720
 Taxes on Income                   (14,697)               20,323
                                   _______                ______
  Total Operating Expense          857,762               861,762
                                   _______               _______
                                   125,694               135,876

Amortization of Prior Years'
  Deferred Income on Land
  Dispositions, net (Net of
  income taxes of $19,626
  in 1995 and $28,233 in
  1994)                             26,416                36,250
                                    ______                ______
Operating Income                   152,110               172,126

Other income, net                   36,246                13,422
                                   _______                ______

Income before interest
 expense                           188,356               185,548

Interest and Amortization of
  Debt Discount & Expense          152,700               128,044

Income from dispositions of
 land, net (net of income
 taxes of $32,935 in 1995)          46,494                     0
                                    ______                ______
Net Income                          82,150                57,504

Retained earnings, beginning     1,077,185             1,074,266
Dividends paid                      89,900                89,900
                                    ______                ______
Retained earnings, ending       $1,069,435            $1,041,870

Earnings per share                    $.11                  $.08

Dividends per share                   $.12                  $.12


 The accompanying notes are an integral part of these financial statements.



                        BIRMINGHAM UTILITIES, INC.
                         STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                               Three Months Ended    Three Months Ended
                               March 31, 1995        March 31, 1994
                               __________________    __________________

Cash flows from operating
 activities
  Net Income                   $ 82,150              $ 57,504
                               ________              ________
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Income from land
  dispositions, net of tax     ( 46,494)                    0
  Depreciation and
  amortization                  101,328               100,775
  Increases and decreases
  in assets and liabilities:
  Accounts receivable and
  accrued utility revenue      (102,563)              (21,304)
  Materials and supplies       (  4,944)              ( 3,967)
  Prepayments                  ( 82,023)              (77,313)
  Accounts payable and
  accrued expenses               21,714              (162,871)
  Other assets and
  deferred charges             (  9,340)              (33,297)
  Deferred income taxes        ( 60,711)               (3,675)
  Amortization of deferred
   income, net of tax          ( 26,416)              (36,250)
  Customer advance                2,076                     0
                                _______               _______

  Total Adjustments            (207,373)             (237,902)
                                _______               _______
Net cash flows used in
  operating activities         (125,223)             (180,398)
                                _______               _______

Cash flows from investing
  activities:
  Net construction
  expenditures                 (129,110)             (268,865)
  Proceeds from sale of
  utility plant                     499                 1,160
  Proceeds from land
  dispositions                  200,000                     0
                                _______               _______
Net Cash flows used in
  investing activities           71,389              (267,705)
                                _______               _______

Cash flows from financing
  activities:
  Decrease in current
  note payable                 (40,000)                     0
  Increase in long-term
   debt                        141,250                495,000
  Dividends paid              ( 89,900)               (89,900)
                               _______                 ______
Net Cash flows provided
  by financing activities:      11,350                405,100
                               _______                _______
Net decrease in cash          ( 42,484)              (43,003)
Cash, beginning                 58,812                66,700
                               _______                ______
Cash, ending                  $ 16,328              $ 23,697

Supplemental disclosure
  of cash flow information:
   Cash paid for
    Interest                 $262,210               $246,337
    Income Taxes             $ 34,975               $ 18,200

Supplemental disclosure of
non-cash flow information:
  The Company receives
  contributions of plant
  from builders and
  developers.  These
  contributions of plant
  are reported in utility
  plant and in customers'
  advances for construction.
  The contributions are
  deducted from construction
  expenditures to determine
  cash expenditures by the
  Company.  No such
  contributions were received
  in the periods presented.

   Gross Plant, additions     $129,110              $268,865

  The accompanying notes are an integral part of these financial statements.




                            BIRMINGHAM UTILITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note A. - UNAUDITED STATEMENTS

   The statements as of and for the three months ended March 31, 1995 and March 31, 1994 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1994 has been audited.


Note B. - SEASONALITY OF REVENUE

         The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months ended March 31, 1995 and March 31, 1994, if annualized, do not necessarily reflect annual results.

Note C. - ACCRUED UTILITY REVENUE

         Accrued Utility Revenue at March 31, 1995 includes $158,346 in costs incurred by the Company to date on a Main replacement project required by the State. The Company's costs are reimbursable to the Company by the State. - See Note G - Accounts Payable and Accrued Expenses.

Note D. - PREPAYMENTS

Prepayments consist of:

                              March 31,      Dec. 31,       March 31,
                              1995           1994           1994
                              _________      ________       _________

Insurance                     $ 63,274       $ 6,405        $ 68,812
Legal & accounting fees         30,903         3,702          19,949
Other prepaid expenses          27,272        29,319          40,827
                               _______       _______         _______

                              $121,449       $39,426        $129,588

   The fluctuation in total prepayments as of the ends of the periods noted was caused primarily by the fluctuation in prepaid insurance. Insurance premium payments are made during the first quarter, since January 1 is the beginning date for most of the insurance coverages, and these amounts are amortized throughout the year.

   The fluctuation in "Legal and Accounting Fees" reflects certain large expenses which regularly occur in the first quarter and are amortized over the remaining part of the year to better match costs to annual time period benefitted.

Note E. - NOTE RECEIVABLE:

    In September 1992, the Company modified a 1990 agreement with a real estate developer to provide for the sale of approximately 152 acres of land to the developer. The modified agreement provided for the $1,213,222 unpaid balance of the purchase price to be paid on April 10, 1995, and to bear interest at 6% through December 31, 1993 and thereafter at a variable rate equal to the current prime rate (9.00% at March 31, 1995) (the "Mortgage Debt"). The Mortgage Debt is secured by a mortgage lien in favor of the Company on the 152 acres (the "Mortgage"). The buyers are jointly and severally liable on the obligation.

    Under the prevailing Connecticut banking and real estate markets, practical realization of the original Mortgage Debt is dependent upon the developer's success in obtaining necessary financing and governmental and regulatory approvals, none of which were or are assured. Accordingly, the sale has been accounted for under the installment method.

   In August 1994, the developer agreed to purchase from the Company for $900,000 an additional 36 acres of land adjacent to the 152 acre parcel. The new agreement, which was amended in December 1994 to provide for a closing no later than November 30, 1995, also provided for an interim payment of $200,000 on the principal of the Mortgage Debt by March 31, 1995 and extended the maturity of the balance of the Mortgage Debt to the earlier of the closing on the 36 acre parcel or November 30, 1995. The August 1994 Agreement, as amended, was approved by the DPUC on March 16, 1995. The developer made the $200,000 interim payment on the Mortgage Debt by March 31, 1995, see Management's Discussion and Analysis - Income from Disposition of Land, net.

   The 1994 Agreement, as amended, allows the Company to retain as liquidated damages a $40,000 deposit paid by the developer in August 1994 if he fails to complete the 36 acre transaction. On April 26, 1995, the developer informed the Company that he was not going to complete the $900,000, 36-acre transaction.

Note F. - LONG TERM DEBT

                             March 31,       Dec. 31,      March 31,
                             1995            1994          1994
                             _________       ________      _________
First mortgage bonds,
 Series E 9.64% due
 September 2011              $4,700,000      $4,700,000     $4,700,000
Note Payable                  1,766,250       1,625,000      1,605,000
Other                             3,753           3,753          4,692
                              _________       _________      _________
                             $6,470,003      $6,328,753     $6,309,692


First Mortgage Bonds

   Pursuant to its Amended and Restated Mortgage Indenture, the
Company has outstanding a series of first mortgage bonds in the principal amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund requirements commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of certain long-term, secured indebtedness. Pursuant to this agreement, approximately $186,434 was available to pay dividends at March 31, 1995, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

    There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable

    In January 1994, the Company agreed to refinance its short term bank credit. The outstanding balance on the Company's previous line of credit was converted to a new ten year $1,500,000 term loan. Also, a new $1,500,000 two year revolving line of credit was established to fund additional capital improvements. At the end of the two year revolving period, the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan portion of the facility. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture - see Note 6) on all of the Company's utility property other than its excess land available for sale.

    The term loan portion of the facility has both fixed and variable interest rate options. The applicable weighted average interest rate on the term loan at March 31, 1995 was 8.31%. Interest is payable monthly.

    The two year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options plus 1.9%, fixed for various short term periods including 30, 60, or 90 days. Interest is payable monthly. At March 31, 1995, the outstanding balance on the two year revolving line of credit was $410,000 and the weighted average interest rate payable at that time was 8.24%.

    The Company has also obtained an additional one year, unsecured line of credit of up to $600,000 to be used for working capital purposes. The balance of the working capital line must be reduced to zero for at least one full month during the course of the year in order for the facility to be eligible for renewal. The working capital line of credit also provides for interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two year revolving line of credit. The outstanding balance of the working capital line of credit (which was reduced to zero for one month during 1994) at March 31, 1995 was $50,000 and the interest rate payable at that date was 9.25%.

    All three facilities provide that a default under one or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                           March 31,      Dec. 31,       March 31,
                           1995           1994           1994
                           _________      ________       _________
Accounts
Payable                    $275,693       $116,467       $138,220

Accrued Expenses:
  Interest                   37,886        151,130         37,876
  Pension                    37,398         41,445         77,143
  Other                     246,158        266,379        187,109
                            _______        _______        _______
                           $597,135       $575,421       $440,348


    The fluctuation in "Accounts Payable" reflects a $115,000 progress payment owed to the contractor on a main replacement project, included as a payable at March 31, 1995. The main replacement is required by the State and the costs will be reimbursed by the State to the Company. - See Note C - Accrued Utility Revenue. The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note F - Long Term Debt, First Mortgage Bonds. The fluctuation in other accrued expenses also reflects the timing of payments.

Note H - DEFERRED GAINS ON LAND DISPOSITIONS

    The DPUC has prescribed a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between rate payers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three months ended March 31, 1995 and 1994, $26,416 and $36,250 (net of income taxes), respectively, of such deferred land disposition gains was included in income.

    There was a "land sale" at the end of March 1995, resulting from the receipt of a $200,000 instalment payment by a developer - see Note E, Note Receivable, and Management's Discussion and Analysis - Income from Disposition of Land, net. The gain recognized from this payment in March, 1995 was $46,494, net of tax. The remaining portion of this gain was deferred and is to be amortized. There were no land sales in 1994.

Note I - EARNINGS PER SHARE

    The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date (749,168), into the earnings for all periods presented.

Note J - RATE MATTERS

    Effective August 4, 1993 and July 20, 1994, the DPUC granted the Company additional revenues of $75,000 (1.86% increase) and $113,000 (2.75% increase), respectively.

    The Company is reviewing plans to file an application for a general rate increase with the DPUC in 1995.

Note K - EQUITY

Stock Option Plans

    On September 13, 1994, the Company adopted two stock option plans.
A nonemployee director option plan and a key employee option plan. 75,000 shares were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of December 31, 1994, options for 54,000 shares had been granted to both directors and employees of the Company under both plans. The option plans and all options issued are subject to approval by the Company's shareholders at their Annual Meeting scheduled for May 17, 1995 and by the DPUC, the application for which has been filed. The plans are also subject to registration of the shares under various applicable securities laws.

Dividend Reinvestment Plan

         On September 13, 1994, the Company also adopted a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares available under the plan may be purchased at their fair market value price on the date of the dividends to be invested in the new shares. Final adoption of the plan is awaiting approval by the DPUC (application for which has been filed) and registration of the shares under the various applicable securities laws.

                                    ITEM II

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

    Net income increased $24,645 (43%) to $82,150 in the first quarter of 1995 from $57,504 in the first quarter of 1994. This was primarily caused by the $46,494 gain, net of tax, on the sale of land during the first quarter of 1995 and a $22,824 increase in other income during that period. The increases noted were partially offset by (a) a reduction in utility operating income caused by a reduction in revenue due to lower water consumption, (b) a $9,834 reduction, net of tax, in the amortization of prior year deferred income on land dispositions, and (c) a $24,656 increase in interest expense. See below for discussions of these items.

Operating Revenues

    For the first quarter, 1995, operating revenues decreased by $14,182 (1%) compared to the same period of 1994. This decrease resulted from a 3.76% reduction in water consumption, primarily residential, from the first quarter, 1994. The decline in residential consumption during the period is similar to that recorded by other water utilities in Connecticut. Industrial consumption increased over the first quarter of 1994, offsetting a portion of the residential shortfall.

Operating Expenses

    Operating expenses decreased $4,000 (.5%) comparing the first quarter of 1995 to the first quarter of 1994. The primary contributor to this decrease was a $35,000 reduction in income taxes, which, at a comparable overall effective tax rate on lower taxable income in 1995, produced a tax credit of $14,697 in 1995's first quarter versus a tax charge of $20,323 in the first quarter of 1994.

    Accounts which increased, partially offsetting the income tax decrease noted, were:

    - Operations and maintenance expense increased $11,793 (6%). This increase reflects a $12,710 (27%) increase in customer accounts expense, relating primarily to a charge for legal costs in the settlement of one large past due account. As a result of the settlement, the Company subsequently collected $86,000 in April 1995, approximately 90% of the amount due.

    - Administrative and general expenses increased $18,069 (7%) primarily due to the increase of $8,540 in salaries and a $10,359 increase in office supplies and other expenses.

Operating Income

    The Company's operating income was $152,110 for the first quarter of 1995 as compared to $172,126 in the same quarter of 1994. This $20,016 (12%) decrease reflects primarily the $14,182 decrease in operating revenues and the $9,834 decrease in the amortization of deferred income on prior year land dispositions.

Miscellaneous Non-Operating Income

    Miscellaneous non-operating income increased $22,824 due primarily to an increase in the income from a managed water system, and interest income on the note receivable, which is accruing at the prime rate.

Interest and Amortization of Debt Discount & Expense

    Interest expense during the first quarter of 1995 increased by $24,656 (19.25%) over interest expense in the same quarter of 1994. The increase results from both higher interest rates on the Company's variable rate indebtedness and from higher levels of debt incurred primarily to finance the construction of utility facilities.

                           FINANCIAL CONDITION

    Total stockholders' equity decreased during the first quarter of 1995 from $3,219,503 at December 31, 1994 to $3,211,753 at March 31,
1995 or $7,750 after the dividend payments of $89,900, $.12 per share, on that date. The Company projects that for the year 1995 it will have sufficient funds available from operations to meet its operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans.

   Completion of the Company's Long-Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. The Company believes that by selling excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $8,246,000. Such land dispositions are subject to approval by the DPUC.

    The Company's present 1995 Capital Budget of $1,128,000 is two tiered. The first tier includes $281,000 for routine annual expenditures for services, mains, hydrants and meters which are expected to be financed with internally generated funds. The 1995 tier one budget also includes $30,000 of capital expenditures for Level "A" Mapping to be used in the process of protecting the Housatonic Well Field aquifer.

    The second tier of the 1995 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $817,000 of budgeted plant additions. Plant additions from this part of the 1995 budget will require external financing in addition to the Company's line of credit. The second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1995.

    The agreement by and between the Company and a local developer regarding the installment sale of approximately 152 acres of land in Seymour, was modified in 1994. The 1994 modification provides for the payment of $200,000 on or before March 31, 1995, which was received March 29, 1995, and the balance of $1,013,222 no later than November 30, 1995. The same developer agreed to purchase an additional 36 acres for $900,000. Full payment of the purchase price on this parcel was also expected to be made no later than November 30, 1995. On April 26, 1995, however, the developer terminated the $900,000 sale agreement, in accordance with its terms, forfeiting to the Company the $40,000 deposit paid at the time of the agreement. (See Results of Operations -- Land Dispositions; and Note 3 to the Financial Statements).

    As of March 31, 1995, the Company has approximately 1,425 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification
system for water company lands.   The Company believes that by selling
these excess lands it can generate sufficient equity capital to support its 10 year capital budget. Such land dispositions are subject to approval by the DPUC.

    The Company is actively pursuing new sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1995, even if current discussions lead to a sales agreement in the near future.

    In 1994 the Company converted the outstanding balance under its existing line of credit to $1,500,000 of new long term debt due ten years from conversion and obtained a new, additional, secured, two-year line of credit in the principal amount of $1,500,000. The new, secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to an eight year term loan at the end of the two year revolving period. The Company also obtained an additional one-year, unsecured line of credit in the amount of $600,000 to be used for working capital purposes. In April, 1994 when the financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization.

    The outstanding balance under the two year revolving line of credit at March 31, 1995 was $410,000. The effect of the limitation noted above, was, as of March 31, 1995, to limit the Company to additional advances outstanding under the line of credit in the aggregate amount of approximately $78,000 for use on budgeted projects until such time as the Company obtains additional funds or additional equity capital. Subsequent to that date, the Company received $86,000 in payment of an overdue customer account, which amount was applied to reduce the Company's debt under the line of credit.

    In 1994 the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. Before implementation, the plan must be approved by the DPUC. The Company's application for approval is pending. The Company cannot predict what percentage of its cash dividends will be reinvested in new shares of the Company's Common Stock. The Company hopes that the Plan will be in place during the second quarter of 1995, but approval by the DPUC cannot be assured.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              (27) Financial Data Schedule

         (b)  Forms -  8K - None



                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     BIRMINGHAM UTILITIES, INC.
                                     Registrant



Date: May 8, 1995                    /s/ Aldore J. Rivers
                                     Aldore J. Rivers, President



Date: May 8, 1995                    /s/ Paul V. Erwin
                                     Paul V. Erwin, Treasurer