Form 10-Q
period 1995-06-30
BIRMINGHAM UTILITIES INC
filed 1995-08-11
CIK 6694

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON  D.C.   20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995       Commission File Number 0-6028

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

                                                   Yes   X         No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                       Outstanding at July 31, 1995

Common stock, no par value                                 749,867



ITEM I.  FINANCIAL STATEMENTS

                             BIRMINGHAM UTILITIES, INC.
                                  BALANCE SHEETS
          As of June 30, 1995, December 31, 1994 and June 30, 1994

                                 (Unaudited)                    (Unaudited)
                                 June 30,        Dec. 31,       June 30,
                                 1995            1994           1994
ASSETS:

Utility Plant                    $16,135,087     $15,739,122    $15,543,247
Accumulated depreciation          (4,960,058)     (4,771,536)    (4,656,937)
                                  11,175,029      10,967,586     10,886,310
Current Assets:
 Cash                                108,541          58,812        128,898
 Accounts receivable, net
  of allowance for doubtful
  accounts                           772,700         838,981        757,638
 Accrued utility revenue             594,233         384,057        355,374
 Materials & supplies                 63,503          45,449         51,469
 Prepayments                         113,659          39,426        105,019
    Total current assets           1,652,636       1,366,725      1,398,398

Note receivable                    1,013,222       1,213,222      1,213,222
Deferred Charges                     759,252         728,307        601,209
Unamortized debt expense             212,896         220,362        228,467
Income taxes recoverable             372,247         372,247        366,139
Other assets                         388,867         378,031        354,672
                                   2,746,484       2,912,169      2,763,709

                                 $15,574,149     $15,246,480    $15,048,417

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par
   value, authorized
   2,000,000 shares;
   issued and outstanding
   749,867 and 749,168
   shares in 1995 and 1994,
   respectively.                 $ 2,149,482     $ 2,142,318    $ 2,142,318
 Retained earnings                 1,032,284       1,077,185      1,011,857
                                   3,181,766       3,219,503      3,154,175

Note Payable                       1,696,783       1,625,000      1,512,500
Long-term debt                     4,703,189       4,703,753      4,703,753
                                   6,399,972       6,328,753      6,216,253
Current Liabilities:
  Short Term Notes and
   Current portion of
   note payable                      408,717        165,000          75,000
  Accounts payable and
   accrued liabilities               690,258        575,421         636,772
    Total current liabilities      1,098,975        740,421         711,772

Customers' advances for
  construction                     1,258,913      1,158,455       1,187,848
Contributions in aid
  of construction                    719,736        719,736         707,184
Income taxes refundable              202,641        202,641         210,213
Deferred income taxes              1,134,727      1,135,558       1,013,847
Deferred income on
  dispositions of land             1,577,419      1,741,413       1,847,125

                                 $15,574,149    $15,246,480     $15,048,417

 The accompanying notes are an integral part of these financial statements.

                                  BIRMINGHAM UTILITIES, INC.
                        STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                         (Unaudited)

                               Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
                               1995       1994         1995      1994

Operating Revenue            $1,060,095   $  991,960    $2,043,551  $1,989,598

Operating Expenses:
 Operations and Maintenance     224,928      185,700      424,780      373,759
 Purchased Water                185,574      182,933      356,163      360,051
 Administrative and General     254,790      250,994      529,901      508,036
 Depreciation                    93,471       85,500      188,023      171,000
 Taxes Other Than Income        133,980      127,080      266,335      260,800
 Taxes on Income                 19,847       15,698        5,150       36,021
 Total Operating Expense        912,590      847,905    1,770,352    1,709,667

Operating Income                147,505      144,055      273,199      279,931

Amortization of Prior Years'
 Deferred Income on Land
 Dispositions, net (Net
 of income taxes of $20,625
 and $40,251 in 1995 and
 $18,904 and $47,137 in
 1994 for the three months
 and six months,
 respectively)                  27,832        29,926      54,248        66,176

                               175,337       173,981     327,447       346,107

Other income, net               33,632        18,134      69,878        31,556

Income before interest
 expense                       208,969       192,115     397,325       377,633

Interest and
 Amortization of Debt
 Discount & Expense            156,220       132,228     308,920       260,272

Income from dispositions
 of land, net (net of
 income taxes of $32,935
 in 1995)                        -0-           -0-        46,494         -0-

Net Income                     52,749        59,887      134,899       117,391

Retained earnings,
 beginning                  1,069,435     1,041,870    1,077,185     1,074,266
Dividends paid                 89,900        89,900      179,800       179,800
Retained earnings,
 ending                    $1,032,284    $1,011,857   $1,032,284    $1,011,857

Earnings per share             $.07         $.08         $.18         $.16

Dividends per share            $.12         $.12         $.24         $.24


The accompanying notes are an integral part of these financial statements.


                             BIRMINGHAM UTILITIES, INC.
                              STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)

                                          Six Months Ended   Six Months Ended
                                          June 30, 1995      June 30, 1994

Cash flows from operating activities
  Net Income                              $134,899           $117,391

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization            204,516           207,457
  Amortization of deferred income,
   net of tax                              (54,248)          (66,176)
  Income from current year
   land dispositions, net of tax           (46,494)            - 0 -
  Increases and decreases in assets
   and liabilities:
  Accounts receivable and
   accrued utility revenue                (143,895)             6,438
  Materials and supplies                   (18,054)            (1,578)
  Prepayments                              (75,233)           (52,744)
  Accounts payable and accrued
   expenses                                114,837             33,553
  Other assets and deferred
   charges, net                            (50,758)          (90,570)
  Deferred income taxes                    (63,133)           (7,352)
  Customer advance (refund)
   for construction                        100,458            58,352
  Total Adjustments                        (32,004)           87,380

Net cash flows provided by
  operating activities                     102,895           204,771

Cash flows from investing
 activities:
   Net construction expenditures          (395,965)         (440,315)
  Proceeds from sale of utility plant          499               981
  Proceeds from land dispositions          200,000             - 0 -
Net Cash flows used in investing
 activities                               (195,466)         (439,334)

Cash flows from financing activities:
  Increase in current note payable         243,717            75,000
  Increase in long-term debt                71,219           401,561
  Dividends paid                          (179,800)         (179,800)
  Dividends Reinvested                       7,164             - 0 -
Net Cash flows provided by
 financing activities:                     142,300           296,761

Net increase in cash                        49,729            62,198
Cash, beginning                             58,812            66,700
Cash, ending                              $108,541          $128,898

Supplemental disclosure of
 cash flow information:
  Cash paid for
   Interest                               $301,402          $272,218
   Income Taxes                            $60,575           $21,200

Supplemental disclosure of
 non-cash flow information:
   The Company receives
   contributions of plant from
   builders and developers.
   These contributions of plant
   are reported in utility
   plant and in customers'
   advances for construction.
   The contributions are deducted
   from construction expenditures
   to determine cash expenditures
   by the Company.

    Gross Plant, additions              $395,965           $440,315
    Customer Advance, net               (100,458)           (58,352)
    Capital Expenditures, net            $295,50            $381,963

 The accompanying notes are an integral part of these financial statements.


                                               NOTES TO FINANCIAL STATEMENTS
                                                        (Unaudited)

Note A. - UNAUDITED STATEMENTS

   The statements as of and for the three months and six months ended June 30, 1995 and June 30, 1994 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1994 has been audited. Certain amounts from prior years have been reclassified in the financial statements to conform with the 1995 presentation.

Note B. - SEASONALITY OF REVENUE

   The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months and six months ended June 30, 1995 and June 30, 1994, if annualized, do not necessarily reflect annual results.

Note C. - ACCRUED UTILITY REVENUE

   Accrued Utility Revenue at June 30, 1995 includes $212,151 in costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. The Company's costs are reimbursable to the Company by the State of Connecticut. - See Note G - Accounts Payable and Accrued Expenses.

Note D. - PREPAYMENTS

Prepayments consist of:

                              June 30,        Dec. 31,        June 30,
                              1995            1994            1994
Insurance                     $ 56,571        $ 6,405         $ 43,643
Legal & accounting fees         26,053          3,702           30,449
Other prepaid expenses          31,035         29,319           30,927

                              $113,659        $39,426         $105,019

   The fluctuation in total prepayments as of the ends of the periods noted was caused primarily by the fluctuation in prepaid insurance. Insurance premium payments are made during the first quarter, since January 1 is the beginning of the policy period, and amortized throughout the year.

   The fluctuation in "Legal and Accounting Fees" reflects certain large, expenses which regularly occur in the first quarter and are amortized over the remaining part of the year to better match costs to the annual time period benefitted.

Note E. - NOTE RECEIVABLE:

   In September 1992, the Company modified a 1990 agreement with a real estate developer to provide for the sale of approximately 152 acres of land to the developer. The modified agreement provided for the $1,213,222 unpaid balance of the purchase price to be paid on April 10, 1995, and to bear interest at 6% through December 31, 1993 and thereafter at a variable rate equal to the current prime rate (9.00% at June 30, 1995) (the "Mortgage Debt"). The Mortgage Debt is secured by a mortgage lien in favor of the Company on the 152 acres (the "Mortgage"). The buyers are jointly and severally liable on the obligation. The Mortgage was further amended in December 1994 to provide for an interim payment of $200,000 on the principal of the Mortgage Debt by March 31, 1995 and extended the maturity of the balance of the Mortgage Debt to November 30, 1995.

   Under the prevailing Connecticut banking and real estate markets, practical realization of the original Mortgage Debt is dependent upon the developer's success in obtaining necessary financing and governmental and regulatory approvals, none of which were or are assured. Accordingly, the sale has been accounted for under the installment method.

Note F. - LONG TERM DEBT

                                   June 30,        Dec. 31,       June 30,
                                   1995            1994           1994
First mortgage bonds,
 Series E 9.64% due
 September 2011                    $4,700,000      $4,700,000     $4,700,000
 Note Payable                       1,696,783       1,625,000      1,512,500
 Other                                  3,189           3,753          3,753
                                   $6,399,972      $6,328,753     $6,216,253

First Mortgage Bonds

   Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding, a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund requirements commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of long-term indebtedness. Pursuant to this agreement, approximately $148,091 was available to pay dividends at June 30, 1995, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

   There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable

   In April 1994, the Company entered into a ten year credit facility with Fleet Bank, N.A. The outstanding balance on the Company's previous line of credit was converted to a new ten year $1,500,000 term loan. This term loan is repayable at $75,000 per year for ten years with a $750,000 baloon payment due at the end of ten years.

   Also, a new $1,500,000 two year revolving line of credit was established to fund additional capital improvements. At the end of the two year revolving period, the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan portion of the facility. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture (see First Mortgage Bonds above) on all of the Company's utility property other than its excess land available for sale.

   The term loan portion of the facility has both fixed and variable interest rate options. The applicable weighted average interest rate on the term loan at June 30, 1995 was 8.31%. The Company fixed the rate on this long-term facility for a five year period at 8.18% on July 26, 1995. Interest is payable monthly.

   The two year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options plus 1.9%, fixed for various short term periods including 30, 60, or 90 days. Interest is payable monthly. At June 30, 1995, the outstanding balance on the two year revolving line of credit was $610,000 and the weighted average interest rate payable at that time was 8.29%. Only a portion of the $610,000 balance is carried at long-term since a total of $212,151 is reimburseable by the State of Connecticut.
(See Note C to the Financial Statements).

   The Company has also obtained an additional one year, unsecured line of credit of up to $600,000 to be used for working capital purposes. The balance of the working capital line must be reduced to zero for at least one full month during the course of the year in order for the facility to be eligible for renewal. The working capital line of credit also provides for interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two year revolving line of credit. The outstanding balance of the working capital line of credit (which was reduced to zero for one month during 1994) at June 30, 1995 was $83,000 and the interest rate payable at that date was 9.25%.

   All three facilities provide that a default under one or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                         June 30,           Dec. 31,        June 30,
                         1995               1994            1994
Accounts
Payable                  $193,135           $116,467        $154,581

Accrued Expenses:
  Taxes                   195,491            182,601         166,244
  Interest                151,120            151,130         154,224
  Other                   150,512            125,223         161,723
                         $690,258           $575,421        $636,772

The fluctuation in "Accounts Payable" reflects a $44,000 progress payment owed to the contractor on a main replacement project, included as a payable at June 30, 1995. The main replacement is required by the State and the costs will be reimbursed by the State to the Company. - See Note C - Accrued Utility Revenue. The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note F - Long Term Debt, First Mortgage Bonds. The fluctuation in other accrued expenses also reflects the timing of payments.

Note H - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has prescribed a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between rate payers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the six months ended June 30, 1995 and 1994, $52,248 and $66,176 (net of income taxes), respectively, of such deferred land disposition gains was included in income.

   There was one "land sale" during the first six months of 1995, resulting from the receipt of a $200,000 instalment payment by a developer - see Note E, Note Receivable, and Management's Discussion and Analysis - Income from Disposition of Land, net. The gain recognized from this payment in March, 1995 was $46,494, net of tax. The remaining portion of this gain was deferred and is to be amortized. There were no land sales in 1994.

Note I - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. The weighted average shares were 749,176 and 749,172 for the quarter and six month period ended June 30, 1995 and 749,168 for both the quarter and six months ended June 30, 1994.

Note J - RATE MATTERS

Effective August 4, 1993 and July 20, 1994, the DPUC granted the Company additional revenues of $75,000 (1.86% increase) and $113,000 (2.75% increase), respectively.

The Company filed an application for a general rate increase with the DPUC on July 3, 1995. A decision on this application is anticipated in the fourth quarter of 1995. The Company is unable to predict the amount of increase that the DPUC will allow.

Note K - EQUITY

Stock Option Plans

   On September 13, 1994, the Company adopted two stock option plans. A nonemployee director option plan and a key employee option plan. 75,000 shares were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of December 31, 1994, options for 54,000 shares had been granted to both directors and employees of the Company under both plans. The option plans and all options issued were approved by the Company's shareholders at their Annual Meeting on May 17, 1995 and by the DPUC on May 24, 1995. The shares of the Company stock issued under the two plans were registered under the Securities Act of 1933 by the filing of Registration Statements on Form S-8 with the Securities and Exchange Commission on July 25, 1995.

Dividend Reinvestment Plan

   On September 13, 1994, the Company adopted a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares available under the plan may be purchased at their fair market value price on the date of the dividends to be invested in the new shares. The plan was approved by the DPUC on May 24, 1995 and registration of the shares under the various applicable securities laws was completed on June 18, 1995.

                                    ITEM II

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

   Net income decreased $7,138 (12%) to $52,749 in the second quarter of
1995 from $59,887 in the second quarter of 1994. For the six months ended June 30, 1995, net income increased $17,508 (15%) to $134,899 from $117,391 for the first six months of 1994. The decrease in 1995 on a second quarter comparison to 1994 was primarily caused by the increases in interest expense, partially offset by the increase in other income, net. The increase for the six months 1995 compared to 1994 resulted primarily from the land sale in March, 1995 (See Note H to the Financial Statement) and the increase in other income, net, partially offset by the increase in interest expense and the
lower level of income from the amortization of prior year gains   (See Note
H to the Financial Statements).

Operating Revenues

   For the second quarter, 1995, operating revenues increased by $68,135
(7%) over the same period of 1994. This increase was primarily the result of increased residential, commercial and industrial consumption during the second quarter of 1995 compared to the second quarter 1994 and the impact in 1995 of the 2.75% rate increase, which became effective on July 20, 1994 (see Note J to the Financial Statements).

   For the six months ended June 30, 1995, operating revenues increased $53,953 (3%) reflecting the July 20, 1994 rate increase of 2.75%, as well as increased commercial and industrial water consumption.

Operating Expenses

   Operating expenses increased $64,685 (8%) when comparing the second quarter of 1995 to the second quarter of 1994. The primary contributor to this increase was a $39,228 increase in operations and maintenance expense.

   Operating expenses for the six months increased $60,685 (4%). This was the result of

- -   Operations and Maintenance expense which increased $51,021 (14%).  This increase was due to the increased cost of collection efforts on past due accounts, primarily during the first quarter 1995.

- -   Administrative and General Expense increased $21,865 (4%) reflecting a
    4% increase in salary costs, and an increase in supplies expense.

- -   Depreciation Expense increased $17,023 as a result of the increase in utility plant.

- -   Reduction in income tax expenses for the six months partially offset the impact of the increased expenses noted above.

Utility Operating Income and Deferred Land Sale Amortization Income

   The total of the Company's utility operating income and the amortization of prior years' deferred income on land dispositions, net was $175,337 for the second quarter of 1995 as compared to $173,981 in the same quarter of 1994. For the six months ended June 30, 1995 compared to the same period of 1994, that total decreased $18,660 (5%) reflecting primarily the $11,928 decrease in the amortization of prior years deferred income of land dispositions.

Other Income, Net

   Other Income, net increased $15,498 and $38,322 between 1995 and 1994 for the three months and six months, respectively, due primarily to an increase in the income from a managed water system, and interest income on the note receivable, which is accruing at the prime rate.

Interest and Amortization of Debt Discount & Expense

   Interest expense during the second quarter and the first six months of 1995 increased $23,922 and $48,648, respectively, over interest expense in the same periods of 1994. The increase results from both higher interest rates on the Company's variable rate indebtedness and from higher levels of debt incurred primarily to finance the construction of utility facilities.

                             FINANCIAL CONDITION

   Total stockholders' equity decreased during the first six months of 1995 from $3,219,503 at December 31, 1994 to $3,181,766 at June 30, 1995 or
$37,737 after the dividend payments of $89,900, 12 cents per share, on that date. The Company projects that for the year 1995 it will have sufficient funds available from operations to meet its operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans.

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

   The 1990 agreement by and between the Company and a local developer regarding the installment sale of approximately 152 acres of land in Seymour was modified in 1994. The 1994 modification provided for an interim payment of $200,000 on the $1,213,222 unpaid balance on or before March 31, 1995, which interim payment was received March 29, 1995, and $1,013,222 no later than November 30, 1995. (See Results of Operations -- Land Dispositions; and
Note 3 to the Financial Statements).

   As of June 30, 1995, the Company has approximately 1,425 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water
company lands.   The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget. Such land dispositions are subject to approval by the DPUC.

   The Company is actively pursuing new sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1995, even if current discussions lead to a sales agreement in the near future.

   In 1994 the Company entered into a credit facility with Fleet Bank, N.A. consisting of $1,500,000 of new long term debt due in the year 2004 and a new, additional, secured, two-year line of credit also in the principal amount of $1,500,000. The new, secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to an eight year term loan at the end of the two year revolving period. The Company also obtained an additional one-year, unsecured line of credit in the amount of $600,000 to be used for working capital purposes. In April, 1994 when the financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization.

   The outstanding balance under the two year revolving line of credit at June 30, 1995 was $610,000. The effect of the limitation noted above, was, as of June 30, 1995, to limit the Company to additional advances outstanding under the line of credit in the aggregate amount of approximately $60,000 for use on budgeted projects until such time as the Company obtains additional funds or additional equity capital.

   In 1994 the Company's Board of Directors approved a common stock
Dividend Reinvestment Plan (the "Plan") pursuant to which share holders will be entitled to purchase up to 70,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The plan was approved by the DPUC on May 24, 1995. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's Common Stock. On June 30, 1995, $7,164 of the $89,900 dividend paid on that date was reinvested by shareholders.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

   During the second quarter of 1995, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's annual meeting of shareholders held on May 17, 1995, as follows:

   a) Election of Directors - All nominees for Director were elected, as follows:

                                      Votes Cast    % of Votes    Abstentions
                       Votes Cast     Against or    Cast          & Broker
Name of Nominee        in Favor       Withheld      in Favor      Non-Votes
Stephen P. Ahern       602,105        2,990         99.51         144,073
Edward G. Brickett     603,105        1,990         99.67         144,073
James E. Cohen         601,505        3,590         99.41         144,073
Betsy Henley-Cohn      603,105        1,990         99.67         144,073
Aldore J. Rivers       603,105        1,990         99.67         144,073
Kenneth E. Schaible    602,981        2,114         99.65         144,073
Charles T. Seccombe    603,105        1,990         99.67         144,073
David Silverstone      602,981        2,114         99.65         144,073

   b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as auditors for the Company to make the annual audit for the 1995 fiscal year. There were 579,443 shares voted in favor and 8,998 voted against the approval of apppointment of Dworken, Hillman, LaMorte & Sterczala, P.C. There were 160,727 abstentions and broker non-votes.

   c) Approval of the Company's Stock Option Plan for Non-Employee Directors- Shareholders approved the Company's Stock Option Plan for Non-employee directors; 544,323 shares were voted in favor of the plan and 44,317 shares were voted against the plan. There were 160,528 abstentions and broker non-votes.

   d) Approval of the Company's 1994 Stock Incentive Plan-Shareholders approved the Company's 1994 Stock Incentive Plan for employees; 569,103 shares were voted in favor of the plan and 29,733 shares were voted against the plan. There were 150,332 abstentions and broker non-votes.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits -

              (27) Financial Data Schedule (electronic filing only).

         (b)  Forms 8K

              (1) Report dated April 12, 1995 concerning a change in Registrant's Certifying Accountants.

              (2) Report dated May 2, 1995 concerning the termination by a Developer of the August, 1994 Agreement regarding his purchase of the 36-acre parcel from the Registrant for $900,000.



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                      BIRMINGHAM UTILITIES, INC.
                                      Registrant



                                      /s/ Aldore J. Rivers
Date:  August 9, 1995                 Aldore J. Rivers, President



Date:  August 9, 1995                 /s/ Paul V. Erwin
                                      Paul V. Erwin, Treasurer