Form 10-Q/A
period 1995-06-30
BIRMINGHAM UTILITIES INC
filed 1995-08-14
CIK 6694

FORM 10-Q/A

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



                                      BIRMINGHAM UTILITIES, INC.
                                      Registrant



                                       /s/ Aldore J. Rivers
Date:  August 14, 1995                 Aldore J. Rivers, President



Date:  August 14, 1995                /s/ Paul V. Erwin
                                      Paul V. Erwin, Treasurer