Form 10-Q
period 1995-09-30
BIRMINGHAM UTILITIES INC
filed 1995-11-14
CIK 6694

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON  D.C.   20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1995 Commission File Number 0-6028

                              BIRMINGHAM UTILITIES, INC.
                (Exact name of registrant as specified in its charter)

      CONNECTICUT                                                  06-0878647
(State of other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)

230 Beaver Street, Ansonia, Connecticut                                 06401
Address of principal executive office                              (Zip Code)

(Registrant's telephone number
 including area code)                                         (203)  735-1888

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

                                         Yes   X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at November 13, 1995

Common stock, no par value                                     750,981

ITEM I.  FINANCIAL STATEMENTS
-----------------------------

                                  BIRMINGHAM UTILITIES, INC.
                                         BALANCE SHEETS
                                  --------------------------
           As of September 30, 1995, December 31, 1994 and September 30, 1994
                                (Unaudited)                     (Unaudited)
                                Sept. 30,       Dec. 31,        Sept. 30,
                                1995            1994            1994
                                -----------     ----------      -----------
ASSETS:
-------
Utility Plant                   $16,236,250     $15,739,122     $15,762,622
Accumulated depreciation         (5,054,758)     (4,771,536)     (4,751,438)
                                 ----------      ----------      ----------
                                 11,181,492      10,967,586      11,011,184
                                 ----------      ----------      ----------
Current Assets:
 Cash                                82,048          58,812          28,200
 Accounts receivable, net of
  allowance for doubtful accounts   801,139         838,981         881,316
 Accrued utility revenue            469,860         384,057         351,552
 Materials & supplies                46,798          45,449          54,179
 Prepayments                         88,333          39,426          75,183
                                 ----------      ----------      ----------
       Total current assets       1,488,178       1,366,725       1,390,430
                                 ----------      ----------      ----------

Note receivable                   1,013,222       1,213,222       1,213,222
Deferred Charges                    784,937         728,307         653,965
Unamortized debt expense            209,162         220,362         225,691
Income taxes recoverable            372,247         372,247         366,139
Other assets                        417,949         378,031         371,206
                                 ----------      ----------      ----------
                                  2,797,517       2,912,169       2,830,223

                                $15,467,187    $15,246,480     $15,231,837
                                 ==========      ==========      ==========

STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------

Stockholders' Equity:
 Common Stock, no par
 value, authorized
 2,000,000 shares; issued
 and outstanding 750,981
 shares and 749,168
 shares in 1995 and
 1994, respectively             $ 2,161,181     $ 2,142,318     $ 2,142,318
 Retained earnings                1,057,541       1,077,185       1,059,928
                                 ----------      ----------      ----------
                                  3,218,722       3,219,503       3,202,246
Note Payable                      1,919,106       1,625,000       1,580,750
Long-term debt                    4,703,189       4,703,753       4,703,753
                                 ----------      ----------      ----------
                                  6,622,295       6,328,753       6,284,503
                                 ----------      ----------      ----------
Current Liabilities:
  Short term notes and
   current portion of
   note payable                     289,664         165,000         250,000
  Accounts payable and
   accrued liabilities              474,576         575,421         545,167
                                 ----------      ----------      ----------
    Total current liabilities       764,240         740,421         795,167
                                 ----------      ----------      ----------
Customers' advances
 for construction                 1,258,913       1,158,455       1,205,729
Contributions in aid
 of construction                    719,736         719,736         707,184
Income taxes refundable             202,641         202,641         210,213
Deferred income taxes             1,152,694       1,135,558       1,031,901
Deferred income on
 dispositions of land             1,527,946       1,741,413       1,794,894
                                 ----------      ----------      ----------

                                $15,467,187     $15,246,480     $15,231,837
                                 ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.


                               BIRMINGHAM UTILITIES, INC.
                       STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)

                               Three Months Ended      Nine Months Ended
                                   September 30,             September 30,
                               ----------------------  ----------------------
                               1995        1994        1995        1994
                               ----        ----        ----        ----
Operating Revenue (Note B)     $1,169,460  $1,102,691  $3,213,011  $3,092,289
                                ---------   ---------   ---------   ---------

Operating Expenses:
 Operations and Maintenance       198,843     196,357     597,603     546,764
 Purchased Water                  218,366     170,591     574,529     530,642
 Administrative and General       254,178     257,470     810,092     788,858
 Depreciation                      98,943      94,500     286,966     265,500
 Taxes Other Than Income          137,669     135,957     402,011     396,757
 Taxes on Income                   45,382      35,325      50,532      71,346
                                ---------   ---------   ---------   ---------
   Total Operating Expense        953,381     890,200   2,721,733   2,599,867
                                ---------   ---------   ---------   ---------

Utility Operating Income          216,079     212,491     491,278     492,422

Amortization of Prior Years'
 Deferred Income on Land
 Dispositions, net (Net of
 income taxes of $19,825
 and $58,467 in 1995 and
 $21,727 and $68,864 in
 1994 for the three
 months and nine months,
 respectively)                     27,831      30,501      82,079      96,677

Other Income, net                  29,931      35,398      97,809      66,954
                                ---------   ---------   ---------   ---------

Income before interest
 expense                          273,841     278,390     671,166     656,053

Interest and Amortization of
 Debt Discount & Expense          158,600     140,419     467,520     400,691

Income from dispositions of
 land, net (net of income
 taxes of $32,935 in 1995)            -0-         -0-      46,494         -0-
                                ---------   ---------   ---------   ---------

Net income                        115,241     137,971     250,140     255,362

Retained earnings,
 beginning                      1,032,284   1,011,857   1,077,185   1,074,266
Dividends paid                     89,984      89,900     269,784     269,700
                                ---------   ---------   ---------   ---------

Retained earnings, ending      $1,057,541  $1,059,928  $1,057,541  $1,059,928
                                =========   =========   =========   =========

Earnings per share                $.15        $.18        $.33        $.34
                                   ===         ===         ===         ===
Dividends per share               $.12        $.12        $.36        $.36
                                   ===         ===         ===         ===


   The accompanying notes are an integral part of these financial statements.

                                   BIRMINGHAM UTILITIES, INC.
                                    STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                          (Unaudited)
                                            Nine Months       Nine Months
                                            Ended             Ended
                                            Sept. 30, 1995    Sept. 30, 1994
                                            --------------    --------------

Cash Flows From Operating Activities
  Net Income                                $250,140          $255,362
                                             -------           -------

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization              314,012           319,155
  Amortization of deferred income,
   net of tax                                (82,079)          (96,677)
  Income from current year land
   dispositions,net of tax                   (46,494)             - 0 -
  Increases and decreases in assets
   and liabilities:
  Accounts receivable and accrued
   utility revenue                           (47,961)         (113,418)
  Materials and supplies                       1,349           ( 4,288)
  Prepayments                                (48,907)          (22,908)
  Accounts payable and accrued expenses      (80,845)          (58,502)
  Other assets and deferred charges, net    (222,473)         (173,924)
  Deferred income taxes                       15,120           (11,025)
  Customer advance (refund) for
   construction                              100,458            76,233
                                             -------           -------
  Total Adjustments                          (97,820)          (85,354)
                                             -------           -------

Net cash flows provided in
  operating activities                       152,320           170,008
                                             -------           -------

Cash flows from investing activities:
  Net construction expenditures             (497,128)         (659,600)
  Proceeds from sale of utility plant            759               981
  Proceeds from land dispositions            200,000             - 0 -
                                             -------           -------
Net Cash flows used in investing
 activities                                 (296,369)         (658,619)
                                             -------           -------
Cash flows from financing activities:
  Increase in current note payable           124,664           250,000
  Increase in long-term debt                 293,542           469,811
  Dividends paid, net of reinvested
   dividends                                (250,921)         (269,700)
Net Cash flows provided by financing
  activities:                                167,285           450,111
                                             -------           -------

Net increase in cash                          23,236           (38,500)
Cash, beginning                               58,812            66,700
                                             -------           -------
Cash, ending                                $ 82,048          $ 28,200
                                             =======           =======

Supplemental disclosure of cash
 flow information:
   Cash paid for
     Interest                               $569,512          $526,068
                                             =======           =======
     Income Taxes                           $ 60,575          $ 21,200
                                             =======           =======


Supplemental disclosure of
 non-cash flow information:
  The Company receives contributions
  of plant from builders and
  developers.  These contributions
  of plant are reported in utility
  plant and in customers'advances
  for construction.  The
  contributions are deducted from
  construction expenditures to
  determine cash expenditures by
  the Company.

      Gross Plant, additions                $497,128          $659,600
      Customers' advances for
       construction                         (100,458)          (76,233)
                                             -------           -------
      Capital expenditures, net             $396,670          $583,367
                                             =======           =======


   The accompanying notes are an integral part of these financial statements.

                                 BIRMINGHAM UTILITIES, INC.
                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)


Note A. - UNAUDITED STATEMENTS
------------------------------

   The statements as of and for the three months and nine months ended September 30, 1995 and September 30, 1994 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1994 has been audited. Certain amounts from prior years have been reclassified in the financial statements to conform with the 1995 presentation.

Note B. - SEASONALITY OF REVENUE
--------------------------------

   The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months and nine months ended September 30, 1995 and September 30, 1994, if annualized, do not necessarily reflect annual results.

Note C. - ACCRUED UTILITY REVENUE
---------------------------------

   Accrued Utility Revenue at September 30, 1995 includes $80,022 in costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. The Company's costs are reimbursable to the Company by the State of Connecticut. - See Note G - Long Term Debt - Note Payable.

Note D. - PREPAYMENTS
---------------------

Prepayments consist of:


                                      Sept 30,      Dec. 31,      Sept 30,
                                      1995          1994          1994
                                      --------      --------      --------
Insurance                             $ 44,369      $  6,405      $ 33,945
Legal & accounting fees                 13,054         3,702        14,449
Other prepaid expenses                  30,910        29,319        26,789
                                       -------       -------       -------

                                      $ 88,333      $ 39,426      $ 75,183
                                       =======       =======       =======

   The fluctuation in total prepayments as of the ends of the periods noted was caused primarily by the fluctuation in prepaid insurance. Insurance premium payments are made during the first quarter, since January 1 is the beginning of the policy period, and amortized throughout the year.

   The fluctuation in "Legal and Accounting Fees" reflects certain large, expenses which regularly occur in the first quarter and are amortized throughout the year to better match costs to the annual time period benefitted.

Note E. - NOTE RECEIVABLE:
--------------------------

   In September 1992, the Company modified a 1990 agreement with a real estate developer to provide for the sale of approximately 152 acres of land to the developer. The modified agreement provided for the $1,213,222 unpaid balance of the purchase price to be paid on April 10, 1995, and to bear interest at 6% through December 31, 1993 and thereafter at a variable rate equal to the current prime rate (8.75% at September 30, 1995) (the "Mortgage Debt"). The Mortgage Debt is secured by a mortgage lien in favor of the Company on the 152 acres
(the "Mortgage"). The buyers are jointly and severally liable on the obligation. The Mortgage was further amended in December 1994 to provide for an interim payment of $200,000 on the principal of the Mortgage Debt by March 31, 1995 and extended the maturity of the balance of the Mortgage Debt to November 30, 1995. The Company received payment of the $1,013,222 balance of the Mortgage Debt, together with all accrued interest, on November 14, 1995.

   Under the prevailing Connecticut banking and real estate markets, practical realization of the original Mortgage Debt is dependent upon the developer's success in obtaining necessary financing and governmental and regulatory approvals, none of which were or are assured. Accordingly, the sale has been accounted for under the installment method.

Note F.  - DEFERRED CHARGES
---------------------------

   Deferred charges increased due to costs incurred to reclassify and obtain regulatory approval for future sales of unneeded land.

Note G. - LONG TERM DEBT
------------------------

                                       Sept 30,      Dec. 31,      Sept 30,
                                       1995          1994          1994
                                       --------      --------      --------
First mortgage bonds,
 Series E 9.64% due
 September 2011                        $4,700,000    $4,700,000    $4,700,000
 Note Payable                           1,919,106     1,625,000     1,580,750
 Other                                      3,189         3,753         3,753
                                        ---------     ---------     ---------
                                       $6,622,295    $6,328,753    $6,284,503
                                        =========     =========     =========

First Mortgage Bonds
--------------------

   Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $160,777 was available to pay dividends at September 30, 1995, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

   There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable
------------

   In April 1994, the Company entered into a ten year credit facility with Fleet Bank, N.A. The outstanding balance on the Company's previous line of credit was converted to a new ten year $1,500,000 term loan. This term loan is repayable at $75,000 per year for ten years with a $750,000 balloon payment due at the end of ten years.

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

   The term loan portion of the facility has both fixed and variable interest rate options. The applicable weighted average interest rate on the term loan at September 30, 1995 was 8.28%. The Company fixed the rate on this long-term facility for a five year period at 8.18% on July 26, 1995. Interest is payable monthly.

   The two year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options plus 1.9%, fixed for various short term periods including 30, 60, or 90 days. Interest is payable monthly. At September 30, 1995, the outstanding balance on the two year revolving line of credit was $735,000 and the weighted average interest rate payable at that time was 8.21%. Only a portion of the $735,000 balance is carried as long-term debt since a total of $80,022 is reimburseable by the State of Connecticut. (See Note C - Accrued Utility Revenue).

   The Company has also obtained an additional one year, unsecured line of credit of up to $600,000 to be used for working capital purposes. The balance of the working capital line must be reduced to zero for at least one full month during the course of the year in order for the facility to be eligible for renewal. The working capital line of credit also provides for interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two year revolving line of credit. The outstanding balance of the working capital line of credit at September 30, 1995 was $80,000, and the interest rate payable at that date was 9.00%.

   All three facilities provide that a default under one or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

                                         Sept 30,      Dec. 31,      Sept 30,
                                         1995          1994          1994
                                         --------      --------      --------
Accounts Payable                         $121,126      $116,467      $205,219

Accrued Expenses:
  Taxes                                   154,036       182,601       152,507
  Interest                                 37,876       151,130        39,942
  Other                                   161,538       125,223       147,499
                                          -------       -------       -------
                                         $474,576      $575,421      $545,167
                                          =======       =======       =======

   The fluctuation in "Accounts Payable" primarily reflects the timing of construction project liabilities and their subsequent payments. The fluctuation in accrued taxes primarily refelcts the timing of payments against municipal property tax liabilities. The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note G - Long Term Debt, First Mortgage Bonds.
The fluctuation in other accrued expenses also reflects the timing of payments.

Note I - DEFERRED GAINS ON LAND DISPOSITIONS
--------------------------------------------

   The DPUC has prescribed a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the nine months ended September 30, 1995 and 1994, $79,249 and $96,677 (net of income taxes), respectively, of such deferred land disposition gains was included in income.

   There was one "land sale" during the first nine months of 1995, resulting from the receipt of a $200,000 instalment payment by a developer - see Note E, Note Receivable, and Management's Discussion and Analysis - Other Income, Net and Current Year Gain From Land Sales Net. The gain recognized from this payment in March, 1995 was $46,494, net of tax. The remaining portion of this gain was deferred and is to be amortized. There were no land sales in 1994.

Note J - EARNINGS PER SHARE
---------------------------

   The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date into the earnings for all periods presented. The weighted average shares were 750,501 and 751,542 for the quarter and nine month period ended September 30, 1995 and 749,168 for both the quarter and nine months ended September 30, 1994.

Note K - RATE MATTERS
---------------------

   Effective August 4, 1993 and July 20, 1994, the DPUC granted the Company additional revenues of $75,000 (1.86% increase) and $113,000 (2.75% increase), respectively.

   The Company filed an application for a general rate increase with the DPUC on July 3, 1995. A decision on this application is anticipated in December, 1995. The Company is unable to predict the amount of increase that the DPUC will allow.

Note L - EQUITY
---------------

Stock Option Plans
------------------

   On September 13, 1994, the Company adopted two stock option plans. A nonemployee director option plan and a key employee option plan. 75,000 shares were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of September 30, 1995, options for 57,750 shares had been granted to directors and employees of the Company under both plans. The option plans and all options issued were approved by the Company's shareholders at their Annual Meeting on May 17, 1995 and by the DPUC on May 24, 1995. The shares of the Company stock to be issued under the two plans were registered under the Securities Act of 1933 by the filing of Registration Statements on Form S-8 with the Securities and Exchange Commission on July 25, 1995.

Dividend Reinvestment Plan
--------------------------

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

                                   ITEM II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS
---------------------

Net Income
----------

   Net income decreased $22,730 (16%) to $115,241 in the third quarter of 1995 from $137,971 in the third quarter of 1994. For the nine months ended September 30, 1995, net income decreased $5,222 (2%) to $250,140 from
$255,362 for the first nine months of 1994. These decreases for both periods were primarily caused by the decreases in deferred income on land dispositions and increased interest expense and were partially offset for the nine months by increased other income.

Operating Revenues
------------------

   For the third quarter, 1995, operating revenues increased by $66,769 (6%) when compared to the same period of 1994. This increase was primarily the result of higher residential and commercial consumption in 1995 due to the record dry, hot summer.

   For the nine months ended September 30, 1995, operating revenues increased $120,722 (4%) reflecting the July 20, 1994 rate increase (see Note K to the Financial Statements), as well as, increased residential and commercial water consumption.

Operating Expenses
------------------

   Operating expenses increased $63,181 (7%) when comparing the third quarter of 1995 to the third quarter of 1994. The primary contributor was purchased
water expense, which increased $47,775 (28%).   The total increase was due
primarily to increased water consumption in 1995 required during the record dry and hot summer months of 1995.

   Operating expenses for the nine months increased $121,866 (5%). The primary contributors to this nine month increase were:

   - Operations and Maintenance expense which increased $50,839 (4%), primarily due to the increased cost of collection efforts on past due accounts primarily during the first quarter of 1995.

   -   Purchased Water expense increased $43,887.

   - Administrative and General Expense increased $21,234 (3%) reflecting a 4% increase in salary costs, increased supplies expense and professional service costs.

   - Depreciation expense increased $21,466 as a result of the increase in utility plant.

   - Reduction in taxes on income due to lower taxable income for the nine months, partially offset the impact of the increased expenses noted above.

Utility Operating Income
------------------------

   The Company's utility operating income was $216,079 for the third quarter of 1995 as compared to $212,491 in the same quarter of 1994. For the nine months utility operating income remained relatively the same at $491,278 in 1995 versus $492,422 in 1994.

Amortization of Prior Year's Deferred Income
 on Land Dispositions, net
--------------------------------------------

   This item of income decreased $2,670 for the quarter and $14,598 for the nine months ended September 30, 1995 versus the comparable September 30, 1994 period. The decrease in deferred land sale income results from the fact that such income is amortized partially based on "sum of the years digits method."

Other Income, Net and Current Year Gain on Land Sales, Net
----------------------------------------------------------

   Other income, net decreased $5,467 for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994, primarily due to a reduction in interest income resulting from a lower note receivable principal amount due after the March, 1995 $200,000 payment. This payment resulted in the current year gain on land sales of $46,494, reflected in the first quarter and nine months ended September 30, 1995 - See Note I Deferred Gain on Land Dispositions.

   On a nine months year to date basis, this category increased $30,855 primarily the result of increased interest income due to higher rates on the prime based note receivable from the developer.

Interest and Amortization of Debt Discount and Expense
------------------------------------------------------

   Interest expense during the third quarter and nine months ended September 30, 1995 increased $18,181 and $66,829 respectively, over interest expense during the same periods of 1994. The increase results from both higher interest rates on the Company's variable rate indebtedness and from higher levels of debt incurred primarily to finance the construction of utility facilities.

                             FINANCIAL CONDITION
                             -------------------

   The Company applied to the Department of Public Utility Control ("DPUC") on July 3, 1995 for authority to increase rates generally. This is the Company's first full rate case since 1991. The 1991 application resulted in a settlement agreement and a series of reopeners in 1993 and 1994. The amount of the increase to be granted by the DPUC, which is unknown at this time, should become effective in December 1995 or January 1996.

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

   The Company's present 1995 Capital Budget of $1,128,000 is two tiered. The first tier, totalling $281,000 for routine annual expenditures for services, mains, hydrants and meters which are expected to be financed with internally generated funds. The 1995 tier one budget also includes $30,000 of capital expenditures for Level "A' Mapping to be used in the process of protecting the Housatonic Well Field aquifer.

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

   The 1990 agreement by and between the Company and a local developer regarding the installment sale of approximately 152 acres of land in Seymour was modified in 1994. The 1994 modification provided for an interim payment of $200,000 on the $1,213,222 unpaid balance on or before March 31, 1995, which interim payment was received March 29, 1995, and the $1,013,222 balance no later than November 30, 1995. (See Note 3 to the Financial Statements). The Company received the payment for the balance, together with all accrued interest, on November 14, 1995.

   As of September 30, 1995, the Company has approximately 1,425 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget. Such land dispositions are subject to approval by the DPUC.

   The Company is actively pursuing new sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1995 other than receiving the $1,013,222 proceeds from the developer mentioned above, even if current discussions lead to a sales agreement in the near future.

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

   The outstanding balance under the two year revolving line of credit at September 30, 1995 was $735,000. The effect of the limitation noted above was, as of September 30, 1995, to prohibit the Company from taking any additional advances under the revolving line of credit for use on budgeted projects until such time as the Company obtains additional equity capital. A combination of the increase to equity from both fourth quarter operating earnings and the gain from the $1,013,222 proceeds received from the developer, which has been applied to reduce debt amounts, will be sufficient to allow additional borrowings.

   In 1994 the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The plan was approved by the DPUC on May 24, 1995. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new
shares of the Company's Common Stock.   On June 30, 1995, $7,164 of the
$89,900 dividend paid on that date was reinvested by shareholders, and on September 30, 1995, $11,699 of the $89,984 dividend paid on that date was reinvested by shareholders.


                               SIGNATURES
                               ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                          BIRMINGHAM UTILITIES, INC.
                                          Registrant



                                          /s/ Aldore J. River
Date:  November 14, 1995                  Aldore J. Rivers, President



Date:  November 14, 1995                  /s/ Paul V. Erwin
                                          Paul V. Erwin, Treasurer