Form 10-K405
period 1995-12-31
BIRMINGHAM UTILITIES INC
filed 1996-03-29
CIK 6694

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission file No. 0-6028
                               BIRMINGHAM UTILITIES, INC.
             (Exact Name of registrant as specified in its charter)

CONNECTICUT                                        06-0878647
(State or other jurisdiction  of           (I.R.S.Employer Identification No.)
incorporation or organization)

230 Beaver Street, Ansonia, CT                          06401
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number including area code  (203) 735-1888

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                                   Name of each exchange
           None                                                 None

             Securities registered pursuant to Section 12(g) of the Act

                            Common Stock (no par value)
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates* of the registrant based on the average bid and asked prices of such stock as of March 27, 1996: $5,313,126.

Indicate the number of shares outstanding or each of the registrant's class of common stock, as of the latest practicable date.

Class                                         Outstanding at March 10, 1995

Common Stock, no par value                                752,282

*For purposes of setting forth on the cover sheet of this Annual Report on Form 10-K the aggregate market value of the voting stock held by non-affiliates of the registrant, the registrant has deemed that all shares beneficially held by officers, directors, and nominees are shares held by affiliates.

                                 PART I

Item 1. Business

         The Company is a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Under its charter, the Company enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, the Company has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

         The current sources of the Company's water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the
"Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"). The Company maintains its interconnected Peat Swamp, Middle and Quillinan Reservoirs, a 2.2 million gallons per day (MGD) surface supply, for emergency use only.

         During 1995 approximately 1.24 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 8500 customers of whom approximately 98.6% are residential and commercial. No single customer accounted for as much as 10% of total billings in 1995. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

         The Company had, as of March 10, 1996, 19 full-time employees. The Company's employees are not affiliated with any union organization.

         The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health and Addiction Services (the "Health Department" or "DPHAS") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities.
The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

         The Company is subject to regulation of its water quality under the Federal Safe Drinking Water Act ("SDWA"). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants which have or may have an adverse effect on health.

                    Executive Officers of the Registrant

                                       Business Experience
Name, Age and Position                 Past 5 Years

Betsy Henley-Cohn, 43,
Chairwoman of the Board                Chairwoman of the Board of Directors
                                       of the Company since May of 1992;
                                       Chairman of the Board of Directors
                                       and Treasurer, Joseph Cohn & Sons,
                                       Inc, (painting contractors);
                                       Director, United Illuminating
                                       Company and Aristotle Corp.; Society
                                       for Savings Bancorp., Director 1985
                                       - 1993;

Aldore J. Rivers, 62,                  President of the Company since 1985.
President

Paul V. Erwin, 50                      Treasurer of the Company since
Vice President, Treasurer              July 1, 1993.  Senior Vice President
                                       and Chief Financial Officer,
                                       Lafayette Bank & Trust Co., 1986 to
                                       1990; Executive Officer TR Paul,
                                       Inc. 1990 to 1993.

Item 2.  Properties

         The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 4 production wells with an aggregate effective capacity of approximately 3.0 MGD. In 1995 the Company formally abandoned one well in Derby in accordance with DPHAS regulations. All existing interconnections with the Regional Water Authority can provide 3.8 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 6.8 MGD, while the average daily demand and the maximum daily demand on the system during 1995 were approximately 3.41 MGD and 4.63 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

         The Company has three emergency stand-by reservoirs (Peat Swamp, Quillinan and Middle) with a storage capacity of 484 million gallons and a safe daily yield of approximately 2.2 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of the reservoirs is actively being used by the Company to supply water to the system. In addition, the Company owns the Sentinel Hill and Great Hill reservoir systems which were abandoned as usable reservoirs in 1988 and 1994, respectively, with the approval of the Health Department. Because these reservoirs do not meet the requirements of the SDWA and because of their minimal storage capacity, the Company has determined that they are not large enough to build filtration plants to bring the water into compliance economically.

         The Company's dams are subject to inspection by and the approval of the DEP. The DEP, in a recent review of the Company's Middle Reservoir Dam, concluded that the improvements required for that dam are of a maintenance type only and do not require diversion or construction permits. It is now planned to commence proposed maintenance work on that dam in 1996 if funds are available.

         The Company has an office building at 230 Beaver Street, in Ansonia. That building was built in 1964, is of brick construction, and contains 4,200 square feet of office and storage space. In addition, the Company owns two buildings devoted to equipment storage. The Company also maintains some office space in a wood frame, residential building owned by the Company at 228 Beaver Street, Ansonia.

         The Company's approximately 3,450 acres of land were acquired over the years principally in watershed areas to protect the quality and purity of the Company's water at a time when land use was not regulated and standards for water quality in streams were non-existent.

         Under Connecticut law a water company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved the Company's first water supply plan in 1988 subject to certain modifications.  The first modification required the Company to retain the Great Hill reservoir as an emergency source of supply. The second modification reserved to the Health Department the right to require the Company to revise its plan, if necessary, upon review of the water supply plan for the South Central Connecticut Regional Water Authority, from which the Company purchases a significant
percentage of its water supply.   Pursuant to abandonment permits
issued by the Health Department in 1988, the Company abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain Lake Reservoir, and the land associated with them then became available for sale.

         During 1993, the Company submitted to the Health Department an updated Water Supply Plan that resulted in the abandonment of the Company's Great Hill Reservoir. On March 21, 1994, the Health
Department approved the updated Water Supply Plan, and on August
17, 1994 the abandonment of Great Hill Reservoir.  Approximately
766 acres of land associated with the reservoir, which land had previously been watershed land, has now become available for sale.

         Since 1988, the Company has sold 150 acres of land in Bethany for $1.5 million, 96 acres in Ansonia, Derby and Seymour for $1.8 million and 151 acres in Seymour for $1.561 million.

         The Company believes that approximately 1,460 acres of its land holdings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See Note 1 to the Company's Financial Statements).

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5. Market for the Registrant's Common Stock and Related Security Holding Matters.

     As of February 26, 1996 there were approximately 522 record holders of the Company's common stock. Approximately 33.9% of the Company's stock is held in "nominee" or "street" name. The Company's common stock is traded on the NASDAQ Small-Cap Market. The market is not active, and actual trades are infrequent. The following table sets forth the dividend record for the Company's common stock and the range of bid prices for the last two calendar years. The stock prices are based upon NASDAQ records provided to the Company. The prices given are retail prices. The Company's Mortgage Bond Indenture under which its First Mortgage Bonds are issued limits the dividends the Company may pay.

                               Bid
                          High     Low              Dividend Paid
1994 First Quarter         9.50     9.25               .12
  Second Quarter          10.75     9.50               .12
  Third Quarter           10.50    10.00               .12
  Fourth Quarter          11.00    10.25               .12

1995 First Quarter        10.50    10.50               .12
  Second Quarter          10.50    10.00               .12
  Third Quarter           10.50    10.50               .12
  Fourth Quarter          10.50    10.00               .12

1996 Through February 26  10.00     9.50                --

Item 6.  Selected Financial Data

Presented below is a summary of selected financial data for the years 1991 through 1995:

                         (000's omitted except for per share data)
                           1995     1994      1993    1992     1991

Operating Revenues        $4,238    $4,124   $4,033   $3,847   $3,649
Income before
  Interest Charges           863       913      910      810      765
Income from Land
  Dispositions*              279         -        -       39        -
Net Income                   518       363      378      342      298
Earnings Per Share**         .69       .48      .50      .46      .40
Cash Dividends Declared
 (per share)**               .48       .48      .46      .44      .44
Total Assets              14,624    15,246   14,602   13,944   12,633
Long Term Debt             6,001     6,329    5,815    5,511    4,707
Short Term Debt               75       165        -        -      350
Shareholder Equity         3,407     3,220    3,217    3,195    3,183

* See Management Discussion and Analysis, Results of Operations - Land Dispositions.

**Per share amounts for 1991 and 1992 have been restated for comparability to reflect the impact of the July 16, 1993 two for one stock split.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Net Income
     Net income fluctuated from $378,213 in 1993 to $362,520 in 1994 and to $518,065 in 1995. The $15,693 decrease in net income from 1993 to 1994 resulted from a $20,317 decrease in the amortization of deferred gains on dispositions of land, net of income taxes and increased interest expense. These reductions to net income were partly offset by a $19,560 increase in other income, net, reflecting timber sales in 1994 versus none in 1993.

     The $155,545 increase in net income from 1994 to 1995 reflects the $279,101 current year gain on land sales, net of income taxes in 1995 and the $34,970 increase in other income which primarily results from an increase in fee income from the managed water system. The increases to net income were partly offset by a decline in operating income of $84,940 due to increased operating expenses and a $73,586 increase in interest expense related to budgeted capital expenditures.

Revenues
     The Company's business is to provide water service to customers, primarily in the cities of Ansonia and Derby, Connecticut. In 1995, revenues increased $113,688 (2.8%) over 1994 revenues, primarily as a result of the full impact in 1995 of a July 20, 1994 2.75% annual rate increase granted by the Connecticut DPUC and the increased use of water during the summer months.

     More than 73% of the water consumed by the Company's customers is consumed by residential customers. Residential water consumption and total water consumption were higher in 1995 than in 1994 as a result of experiencing the worst drought in thirty years during the summer of 1995. Commercial and industrial customers' consumption dropped from 1994 to 1995.

     Revenues in 1994 increased $91,393 (2.3%) over those in 1993 primarily as a result of the full impact in 1994 of a $75,000 (1.86%) annual rate increase granted by the Connecticut DPU, effective August 4, 1993, and the impact in 1994 of an additional $113,786 (2.75%) annual rate increase granted by the Connecticut DPUC, effective on July 20, 1994. The impact of these rate increases was partially offset by a return to normal weather conditions in 1994 when compared to the record heat recorded during the summer months of 1993.

     Residential water consumption, and consequently total water consumption in 1994 was less than in 1993. The relatively wet 1994 summer compared to 1993's hot summer months is believed to be the main reason for the reduction in residential consumption from 1993 to 1994. Commercial and industrial customers consumed slightly more water in 1994 than they did in 1993.

Operating Deductions

     Operating deductions in 1995 increased $194,497 (5.6%) when compared to 1994. The cost of purchased water increased $53,904, due to the Company's increased reliance on purchased water during drought conditions experienced in 1995's summer months. The cost of maintaining distribution mains increased $26,064 primarily the result of fixing two significant main breaks in 1995. Customer account expense increased $31,368 as the result of a concerted collection effort which significantly reduced delinquent accounts during 1995. The reamining increase reflects the $28,990 increase in depreciation expense associated with the cost of budgeted capital expenditures of $671,390 in 1995 and $696,340 in 1994, the annual increase in salaries and the general level of inflation affecting many accounts, including the $18,875 increase in taxes other than income. The decline in taxes on income (see Management's Discussion and Analysis-Income Taxes) as a result of lower operating income partially offset the impact of the increases noted above.

     Operating deductions increased $87,794 (2.6%) from 1993 to 1994.  The
1994 increase in operating deductions over those in 1993 reflects a $59,045 (2.6%) increase in operating expenses, a $22,594 (24.4%) increase in maintenance expense and increased depreciation expenses resulting from the addition of new depreciable plant of $696,340 in 1994 and $716,096 in 1993.
The impact of these 1994 operating expense increases was partially offset by a decrease in taxes, other than income taxes, due to lower personal property tax expenditures resulting from a 1993 professional review of this expenditure.

Interest

     Interest expense increased to $623,741 from $550,155 in 1994 and $531,620 in 1993. The increasing amounts of interest expense result from increased levels of debt, used primarily to finance construction of new utility plant.

Income Taxes

     Taxes on the Company's income from operations were $67,742 in 1995, $95,884 in 1994 and $97,321 in 1993. The 1995 decrease reflects the reduction in operating income in 1995 as compared to 1994.

     The Company also incurs income tax liability for gains from land transactions, both in the year in which they occur and in the later years in which income, previously deferred in accordance with the DPUC's orders concerning the sharing of the gains between the Company's shareholders and ratepayers, is recognized by the Company. Taxes related to gains on land transactions were $286,694, $90,977 and $104,203 in 1995, 1994 and 1993, respectively. The Company's total income tax liability including both the tax on operating income and on land sale gains was $354,436 in 1995, $186,861 in 1994 and $201,524 in 1993.

Land Dispositions

     When the Company disposes of land, any gain, net of tax, recognized is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

     The 1995 statement of income reflects income from dispositions of land (net of taxes) of $279,101 which represents the stockholders' immediate share of income from land dispositions occurring in that year. In 1994 and 1993 there were no dispositions of land.

     The second place where land disposition income is recognized in the financial statements is as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions, net of tax was $121,897, $126,028 and $146,345 for the years 1995, 1994 and 1993, respectively.

     Recognition of deferred income will continue over time periods ranging from ten to fifteen years depending upon the amortization period ordered by the DPUC for each particular disposition.

Effects of Inflation

     The Company has received rate orders from the DPUC allowing increases in the Company's rates designed to produce increases in the Company's annual revenues of $75,000 (effective August 4, 1993), and $113,287 (effective July 20, 1994). The 1993 and 1994 increases resulted from the settlement by the Company and the Office of Consumer Counsel (the statutory entity charged with the protection of ratepayers' interests) of the Company's 1991 application to the DPUC for increased rates.

     The settlement agreement restricted the Company's ability to obtain general rate relief effective prior to April 1, 1995 but allowed for limited rate increases to protect the Company from uncontrollable increases in expenses.

     The Company sought approval for additional rate relief in 1995. As a result of the Company's July 3, 1995 application, the DPUC approved a $289,333 (6.9%) increase in rates effective Janury 1, 1996.

                                  FINANCIAL RESOURCES

     During 1995, 1994 and 1993, the Company's water operations generated funds available for investment in utility plant and for use in financing activities, including payment of dividends on common stock of $471,196, $333,579 and $740,665, respectively (see Statement of Cash Flows).

     The $137,617 increase in funds generated through operations in 1995 as compared to 1994 is caused by a reduction in accounts receivable and accrued utility revenue and an increase in accounts payable and accrued liabilities, which offset a decline in operating income. The $85,008 reduction in accounts receivable and accrued revenues was due to a review of existing collection procedures and the implementation of changes, coupled with a concerted collection effect, as compared to a $103,588 increase in these items during the prior year. Accounts payable and accrued liabilities increased $99,067 versus a $14,398 decrease from 1993 to 1994. The accounts payable increase is due primarily to an increased federal tax liability resulting from 1995 land sales, which tax is payable during the first quater of 1996.

     The $407,086 decline in funds generated by operating activities in 1994 as compared to 1993 was due primarily to increases in accounts receivable, accrued revenue and other assets. The balance in accounts receivable and accrued revenue increased $103,588 in 1994 compared to a decline in these accounts in 1993 of $130,407. A substantial portion of the account receivable increase was due to a $46,000 increase in a single, non-profit commercial account balance from year-end 1993, the bulk of which was collected in 1995. The $226,663 increase in other assets during 1994 reflects an increase in deferred charges relating to readying land parcels for sale.

     During the three-year period from the beginning of 1993 to the end of 1995, the Company has been able to generate sufficient funds internally to meet its day-to-day operational needs, including regular expenses, payment of dividends, and investment in normal plant replacements, such a new services, meters and hydrants. The Company believes that it will continue to be able to meet its day-to-day operations needs from internaly generated funds. In order to meet day-to-day cash needs that may arise unexpectedly the Company maintains an unsecured working capital line of credit of up to $600,000 with a local bank. There were no borrowings outstanding under the working capital line of credit at December 31, 1995.

     Completion of the Company's Long Term Capital Improvement Program, however, is dependant upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. During 1995, 1994, and 1993, the Company's additions to utility plant net of customer advances, cost $600,278, $619,773, and $674,473, respectively (see Statement of Cash Flows). These additions were primarily financed from external sources including proceeds from land sales and increases in debt.

     The Company has outstanding $4,7000,000 principal amount of Mortgage
Bonds, due September 1, 2011, issued under its Mortgage Indenture.   The
Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subject to the lien of the Mortgage Indenture.

     In 1994 the Company converted the outstanding balance under its existing line of credit to $1,500,000 of new long term debt due ten years from conversion and obtained a new, additional, secured, two-year line of credit in the principal amount of $1,500,000. The new, secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to an eight year term loan at the end of the two year revolving period. (See Note 7 to the Financial Statements). In April 1994 when the financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization. The effect of the limitation, as of December 31, 1995 is to limit the Company to advances outstanding under the line of credit in the aggregate amount of approximately $800,000 for use on budgeted projects until such time as the Company obtains additional equity capital. There was no balance outstanding under the two year revolving line of credit at December 31, 1995. The local bank at which the revolving line of credit is maintained has committed to extend it for an additional two years, through April 1998. DPUC approval of the extension is pending.

     The Company's 1996 Capital Budget of $1,184,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, mains, hydrants and meters budgeted for approximately $287,000 in 1996 and is expected to be financed primarily with internally generated funds. In addition to the above, the 1996 tier one budget also includes $32,000 of capital expenditures for Level "A" Mapping to be used in the process of protecting the Housatonic Well Field aquifer, and $65,000 for painting a storage tank.

     The second tier of the 1996 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $800,00 of budgeted plant additions. Plant additions from this part of the 1996 budget will require external financing in addition to the Company's line of credit. The second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1996.

     As of December 31, 1995, the Company has approximately 1,460 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $8,770,000. Such land dispositions are subject to approval by the DPUC.

     The Company is actively pursuing new sales of real property, but, because of the preliminary nature of those discussions and the delays required by the regulatory process, it cannot predict whether any current discussions will lead to sales agreements in the near future. Even if such agreements were to be reached in the near future, it is unlikely that any such new sales will be consummated during 1996.

     In 1994 the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. All regulatory approvals for the Plan were obtained during the first six months of 1995 and the Plan was in place for the quarterly dividends paid
on June 30, 1995 and each quarterly dividend payment thereafter.   Dividends
reinvested during 1995 totalled $31,108.

Item 8.  Financial Statements and Supplementary Data

Index To Financial Statements                                      Page


Reports of Independent Accountants                               16 & 17

Balance Sheet as of December 31, 1995 and
December 31, 1994                                                18

Statement of Income and Retained Earnings for
the three years ended December 31, 1995                          19

Statement of Cash Flows for
the three years ended December 31, 1995                          20 & 21

Notes to Financial Statements                                    22 - 34

Financial Statement Schedule:
  Schedule IX - Short Term Borrowings                            35


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


                           BIRMINGHAM UTILITIES, INC.
                Years Ended December 31, 1995, 1994 and 1993

                         Report of Independent Auditors

February 24, 1995

To the Board of Directors and Shareholders of Birmingham Utilities, Inc.

In our opinion, the accompanying balance sheet and the related statements of income and retained earnings and of cash flow present fairly, in all material respects, the financial position of Birmingham Utililities, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Birmingham Utilities, Inc. for any period subsequent to December 31, 1994.

As discussed in Notes 1 and 12 to the financial statements, in 1993 the company changed its method of accounting for postretirement benefits other than pensions.

/s/ Price Waterhouse LLP


                      Independent Auditors' Report

To the Shareholders
Birmingham Utilities, Inc.
Ansonia, Connecticut

We have audited the accompanying balance sheet of Birmingham
Utilities, Inc. as of December 31, 1995, and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Utilities, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

February 23, 1996
Bridgeport, Connecticut

                        BIRMINGHAM UTILITIES, INC.
                             BALANCE SHEETS
                       December 31, 1995 and 1994

                                                      Assets

                                                   1995           1994

Utility plant                                 $16,352,307      $15,739,122
Accumulated depreciation                   (    5,130,305)  (    4,771,536)
                                               11,222,002       10,967,586

Current assets:
 Cash and cash equivalents                        398,869           58,812
 Accounts receivable, net of
  allowance for doubtful accounts
  of $75,000                                      725,154          838,981
Accrued utility and other revenue                 412,876          384,057
Materials and supplies                             50,840           45,449
Prepayments                                        27,160           39,426

  Total current assets                          1,614,899        1,366,725

Note receivable                                         -         1,213,222
Deferred charges                                  713,417           728,307
Unamortized debt expense                          205,429           220,362
Income taxes recoverable                          456,659           372,247
Other assets                                      411,352           378,031

                                                1,786,857         2,912,169

                                              $14,623,758       $15,246,480


                             Shareholder's Equity and Liabilities

                                           1995                   1994
Shareholders' equity:
    Common stock, no par value;
     authorized 2,000,000 shares;
     issued and outstanding
     (1995, 752,282 shares;                2,172,116              2,142,318
     1994, 749,168 shares)                 1,235,482              1,077,185
    Retained earnings

                                           3,407,598              3,219,503

Note payable                               1,300,000              1,625,000
Long term debt                             4,700,564              4,703,753

                                           6,000,564              6,328,753

Current liabilities:
 Current portion of note payable              75,000                165,000
 Accounts payable and accrued liabilities    674,488                575,421

   Total current liabilities                 749,488                740,421

Customers' advances for construction       1,229,985              1,158,455
Contributions in aid of construction         719,736                719,736
Regulatory liability - income taxes
  refundable                                 195,049                202,641
Deferred income taxes                      1,263,932              1,135,558
Deferred income on dispositions of land    1,057,406              1,741,413
Commitments and contingent
  liabilities (Note13)
                                         $14,623,758            $15,246,480

                         See notes to financial statements.

                                BIRMINGHAM UTILITIES, INC.
                     STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Years Ended December 31, 1995, 1994 and 1993

                                    1995            1994           1993
Operating revenues:
   Residential and commercial      $3,214,442       $3,089,759     $3,009,776
   Industrial                         164,192          152,402        141,980
   Fire protection                    615,563          608,954        599,108
   Public authorities                  83,212           97,933         97,737
   Other                              160,666          175,339        184,393

                                    4,238,075        4,124,387      4,032,994
Operating deductions:
   Operating expenses               2,503,866        2,370,823      2,311,778
   Maintenance expenses               154,929          113,198         92,622
   Depreciation                       382,852          353,862        336,645
   Taxes, other than income taxes     539,296          520,421        528,028
   Taxes on income                     67,742           95,884         97,321
                                    3,648,685        3,454,188      3,366,394

                                      589,390          670,199        666,600

Amortization of deferred income
on dispositions of land (net of
income taxes of $90,091 in
1995, $90,977 in 1994 and
$104,203 in 1993)                     121,897          126,028        146,345

Operating income                      711,287          796,227        812,945
Other income, net                     151,418          116,448         96,888
Income before interest expense        862,705          912,675        909,833
Interest expense                      623,741          550,155        531,620
Income from dispositions of land
   (net of income
   taxes of $196,603)                 279,101            -                 -
Net income                            518,065          362,520        378,213
Retained earnings, beginning of
 year                               1,077,185        1,074,266      1,040,670
Dividends                             359,768          359,601        344,617
Retained earnings, end of year     $1,235,482       $1,077,185     $1,074,266
Earnings per share                       $.69             $.48           $.50
Dividends per share                      $.48             $.48           $.46
Shares outstanding                    752,282          749,168        749,168

                         See notes to financial statements.

                              BIRMINGHAM UTILITIES, INC.
                              STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 1995, 1994 and 1993

                                          1995           1994         1993

Cash flows from operating activities:
    Net income                            $   518,065   $  362,520    $378,213
    Adjustments to reconcile net
    income to net cash
      provided by operating activities:
      Income from land dispositions          (279,101)           -         -
      Depreciation and amortization           460,108      429,425     410,239
      Amortization of deferred income        (121,897)     (126,028)  (146,345)
      Deferred income taxes                  (256,489)       29,935     60,789
      Allowance for funds used
        during construction                         -      ( 21,515)        -
    Change in assets and liabilities:
      (Increase) decrease in accounts
      receivable and
      accrued revenues                         85,008      (103,588)   130,407
      Decrease (increase) in
        materials and supplies                ( 5,391)        4,442     17,552
      Increase in prepayments                 (   421)     (    551)   (18,587)
      Increase (decrease) in accounts
        payable and accrued
        liabilities                             99,067     ( 14,398)    45,120
      Increase in other assets                 (27,753)    (226,663)  (136,723)

Net cash provided by operating activities      471,196      333,579    740,665

Cash flows from investing activities:
    Capital expenditures                      (671,390)    (696,340)  (716,096)
    Sale of utility plant                                     3,187      2,165
    Note receivable                              2,248            -          -
    Customer advances                        1,213,222       76,567     41,623
    Customer advances for construction          71,112      ( 6,074)  ( 20,776)
                                              (  2,107)

Net cash provided by (used in)
 investing activities                          613,085     (622,660)  (693,084)

Cash flows from financing activities:
    Issuance of long-term debt                       -      1,500,000        -
    Net borrowings under revolving line of credit    -        340,000  305,000
    Repayments of long-term debt             (  75,564)    (  50,939) (    939)
    Repayments of revolving line of credit   ( 340,000)   (1,110,000)       -
    Debt issuance cost                               -    (   38,267)       -
    Dividends paid, net                      ( 328,660)   (  359,601) (344,617)
    Other                                            -             -  ( 12,478)

Net cash provided by (used in)
  financing activities                       ( 744,224)      281,193  ( 53,034)

Net increase (decrease) in cash                340,057      ( 7,888)  (  5,453)

Cash and cash equivalents, beginning of year    58,812       66,700     72,153

Cash and cash equivalents, ending
  of year                                  $   398,869     $ 58,812    $66,700

                            See notes to financial statements.


                               BIRMINGHAM UTILITIES, INC.
                             NOTES TO FINANCIAL STATEMENTS
                    Years Ended December 31, 1995, 1994 and 1993

1.     Accounting policies:

       Description of business:

Birmingham Utilities, Inc.'s (the Company) predominant business activity is to provide water service to various cities and towns in Connecticut. The Company's accounting policies conform to generally accepted accounting principles, and the Uniform System of Accounts and ratemaking practices prescribed by the Connecticut Department of Public Utility Control (DPUC).

       Estimates and assumptions:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could vary from those estimates.

       Utility plant:

The costs of additions to utility plant and the costs of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to income. Upon retirement of depreciable utility plant in service, accumulated depreciation is charged with the book cost of the property retired and the cost of removal, and is credited with the salvage value and any other amounts recovered.

       Depreciation:

For financial statement purposes, the Company provides for depreciation using the straight-line method. The rates used are intended to distribute the cost of depreciable properties over their estimated service lives. For income tax purposes, the Company provides for depreciation utilizing accelerated methods.

       Cash and cash equivalents:

Cash and cash equivalents consist of cash in banks and overnight investment accounts in banks.

From time to time, the Company has on deposit at financial institutions cash balances which exceed federal deposit insurance limitations. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         BIRMINGHAM UTILITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                Years Ended December 31, 1995, 1994 and 1993

1.     Accounting policies (continued):

       Allowance for funds used during construction:

An allowance for funds used during construction ("AFUDC") is made by applying the last allowed rate of return on rate base granted by the DPUC to construction projects exceeding $10,000 and requiring more than one month to complete. AFUDC represents the net cost, for the period of construction, of borrowed funds used for construction purposes and a reasonable rate on other funds used. AFUDC represents a noncash credit to income. Utility plant under construction is not recognized as part of the Company's rate base for ratemaking purposes until facilities are placed into service. Accordingly, the Company capitalizes AFUDC as a portion of the construction cost of utility plant until it is completed. Capitalized AFUDC is recovered through water service rates over the service lives of the facilities.

       Revenue recognition:

The Company follows the practice of recognizing revenue when bills are rendered to customers. In addition, the Company accrues revenue for the estimated amount of water sold but not billed as of the balance sheet date.

       Advances for construction/contributions in aid of construction:

The Company receives cash advances from developers and customers to finance construction of new water main extensions. A portion of these advances are refunded to developers and customers as revenues are earned on the new water mains. Any unrefunded balances are reclassified to "Contributions in aid of Construction" and are no longer refundable.

       Fair value of financial instruments:

The carrying amount of cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate their fair values due to their short-term nature. The carrying amount of note payable and long-term debt approximates fair value based on market conditions for debt of similar terms and maturities.

       Income taxes:

Except for accelerated depreciation since 1981 (federal only) and the tax effect of post-1986 contributions in aid of construction, for which deferred income taxes have been provided, the Company's policy is to reflect as income tax expense the amount of tax currently payable. This method, known as the flow-through method of accounting, is consistent with the ratemaking policies of the DPUC, and is based on the expectation that tax expense payments in future years will be allowed for ratemaking purposes.


                      BIRMINGHAM UTILITIES, INC.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            Years Ended December 31, 1995, 1994 and 1993

1.     Accounting policies (continued):

       Income taxes (continued):

The Company's deferred tax provision was determined under the liability method. Deferred tax assets and liabilities were recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

In addition, the Company is required to record an additional deferred liability for temporary differences not previously recognized. This additional deferred tax liability totaled $261,610 at December 31, 1995 and $169,606 at December 31, 1994. Management believes that these deferred taxes will be recovered through the ratemaking process. Accordingly, the Company has recorded an offsetting regulatory asset and regulatory liability.

       Employee benefits:

The Company has a noncontributory defined benefit plan which covers substantially all employees. The benefits are primarily based on years of
service and the employee's compensation.   Pension expense includes the
amortization of a net transition obligation over a twenty-five year period. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company has a 401(k) Plan. Employees are allowed to contribute a percentage of salary, based on certain parameters, and, as amended in 1994, the Company matches 25% of the employee contributions up to 6% of total compensation.

In addition, the Company provides certain health care and life insurance benefits for retired employees and their spouses. Generally, the plan provides for Medicare wrap-around coverage plus life insurance based on a percentage of each participant's final salary. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company's obligation for postretirement benefits expected to be provided to or for an employee must be fully accrued by the date that the employee attains full eligibility for all benefits. The Company has elected to recognize the unfunded accumulated postretirement benefit obligation over 20 years. The Company's funding policy is to contribute amounts annually to a benefit trust and pay directly all current retiree premiums.

       Compensated absences:

Company policy and practice does not provide for any accumulated but unused vacation, sick time or any other compensated absences to be carried over beyond the year end.

                          BIRMINGHAM UTILITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  Years Ended December 31, 1995, 1994 and 1993

1.     Accounting policies (continued):

       Deferred charges relating to land dispositions:

Deferred charges are allocated to dispositions ofland based on specific identification, if applicable, and on the percentage of acres disposed to total surplus acres.

       Land dispositions:

The Company is actively seeking to dispose of surplus land not required for utility operations. The net gain of each disposition, after deducting costs, expenses and taxes is allocated between the shareholders and ratepayers by a method approved by the DPUC based on legislation passed by the Connecticut General Assembly. The portion of income applicable to shareholders is recognized in the year of disposition. Income attributable to ratepayers is deferred and amortized in a matter that reflects reduced water revenue arising from the sharing formula as determined by the DPUC.

       Unamortized debt expense:

Costs related to the issuance of debt are capitalized and amortized over the term of the related indebtedness. The Company has received permission from the DPUC to amortize the costs associated with debt previously outstanding over the term of the new indebtedness.

2.     Utility plant:


                                            1995                     1994

Pumping, treatment and distribution      $12,260,402             $11,866,785
Source of supply                           2,879,303               2,897,293
General plant                              1,010,268                 921,495
Organization                                  30,219                  30,219
                                          16,180,192              15,715,792
Construction in process                      172,115                  23,330

                                         $16,352,307             $15,739,122

3.     Note receivable:

In September 1992, the Company modified a 1990 agreement with a real estate developer to provide for the sale of approximately 152 acres of land to the developer for $1,388,222. Under the terms of the modification, a payment of $175,000 was made in 1992 and a promissory note in the amount of $1,213,222, due on April 30, 1995 was received. Due to uncertainties regarding the developer's ability to obtain the necessary financing and governmental and regulatory approvals, the sale has been accounted for under the installment method. The promissory note was paid during 1995 and the sale recognized in accordance with the sharing formula as determined by the DPUC.


                            BIRMINGHAM UTILITIES, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    Years Ended December 31, 1995, 1994 and 1993

3.     Note receivable (continued):

In 1994, the developer agreed to the purchase of an additional 36 acres of land, adjacent to the 152 acre parcel, for $900,000. This agreement allowed the Company to retain as liquidated damages a $40,000 deposit paid by the developer in 1994 if he failed to complete the 36 acre transaction. In 1995, the developer notified the Company that the transaction would not be completed.

4.     Accounts payable and accrued liabilities:

                                               1995                  1994
Accounts payable                            $116,313               $116,467
Accrued liabilities:
Interest                                     151,172                151,130
 Taxes                                       297,810                182,601
 Pension                                      72,710                 41,445
 Other                                        36,483                 83,778

                                            $674,488               $575,421

5.     Taxes, other than income taxes:

                                 1995                1994                1993

Municipal                    $267,183             $261,685           $278,634
Gross receipts                208,201              198,548            192,814
Payroll                        63,912               60,188             56,580

                             $539,296             $520,421           $528,028

6.     Long term debt:

                                                1995               1994
First mortgage bonds, Series E, 9.64%,
due September 1, 2011                           $4,700,000         $4,700,000
Other                                                  564              3,753

                                                $4,700,564         $4,703,753

Pursuant to its Mortgage Bond Indenture, the Company has outstanding, a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the indenture provide, among other things, annual sinking fund requirements commencing September 1, 1997, and limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Under the dividend limitation, approximately $382,905 was available to pay dividends at December 31, 1995 after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.


                             BIRMINGHAM UTILITIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years Ended December 31, 1995, 1994 and 1993

6.     Long term debt (continued):

There are no maturities of long term debt until September 1, 1997, when the Company is required to pay $94,000 and on each September 1 thereafter, until the bonds are paid in full.

7.     Note payable:

In 1994, the Company converted certain short term borrowings to a ten year $1,500,000 term loan, established a $1,500,000 two year revolving line of credit to fund additional capital improvements, and obtained a one year, unsecured line of credit of $600,000 to be used for working capital purposes. The two year revolving period expires in April 1996, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture - See Note 6) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1995 and through July 2000 is 8.18%. Interest is payable monthly. The two year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60, or 90 days at 1.9% over the applicable LIBOR rate. Interest is payable monthly. There were no outstanding borrowings on the revolving line of credit at December 31, 1995.

In April 1995, the unsecured line of credit was extended for one year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two year revolving line of credit. There were no outstanding borrowings on the unsecured line of credit at December 31, 1995.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

                                  BIRMINGHAM UTILITIES, INC.
                           NOTES TO FINANCIAL STATEMENTS (Continued)
                          Years Ended December 31, 1995, 1994 and 1993

7.     Notes payable (continued):

       Minimum annual principal payments due on the term loan are as follows:

       Year ending December 31:
         1996                                     $     75,000
         1997                                           75,000
         1998                                           75,000
         1999                                           75,000
         2000                                           75,000
         Thereafter                                  1,000,000

                                                    $1,375,000

8.     Income taxes:

The provisions for taxes on income for the years ended December 31, 1995, 1994 and 1993 consist of:

                                                1995         1994         1993
Current:
  Federal                                    $212,705       26,820   $  32,701
  State                                       111,526       20,838       9,328
Deferred:
  Federal:
    Accelerated depreciation                  117,076       96,405      98,893
    Alternative minimum tax credit             76,855      (24,342)   ( 25,779)
    Income on land dispositions              (112,489)      65,821      75,390
    Investment tax credit                    ( 14,700)     (14,700)    (14,700)
    Construction advances                    (  6,165)     ( 9,137)    ( 3,122)
  State                                      ( 30,372)      25,156      28,813

                                              $354,436    $186,861    $201,524

State deferred income taxes relate solely to timing differences in the recognition of income related to land dispositions.


                                BIRMINGHAM UTILITIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)
                     Years Ended December 31, 1995, 1994 and 1993

8.     Income taxes (continued):

A reconciliation of the income tax expense at the federal statutory tax rate of 34 percent to the effective rate is:

                                             1995           1994       1993

Federal income tax at statutory rates        $296,650     $185,500   $197,110
Increase (decrease) resulting from:
State income tax, net of federal benefit       93,653       30,356     25,173
Rate case expense                          (    9,103)       9,187     10,726
SFAS 106 expense in excess of funding           2,068          995   (  4,067)
Other, net                                 (   14,132)   (  24,477)  ( 12,718)
Investment tax credit                      (   14,700)   (  14,700)  ( 14,700)

Total provision for income taxes              354,436      186,861    201,524
Taxes related to land dispositions         (  286,694)   (  90,977) ( 104,203)

Operating provision for taxes               $  67,742    $  95,884  $  97,321

Deferred tax liabilities (assets)
were comprised of the following:

                                                  1995                  1994

Depreciation                                $1,483,004            $1,355,210
Investment tax credits                         378,661               393,361
Other                                          251,598               193,257

Gross deferred tax liabilities               2,113,263             1,941,828

Land sales                               (     441,952)        (     299,091)
Alternative minimum tax                  (     164,879)        (     241,734)
Other                                    (     242,500)        (     265,445)

Gross deferred tax assets                (     849,331)        (     806,270)

Total deferred income taxes                 $1,263,932            $1,135,558

The Company has minimum tax credit carryovers of $164,879 at December 31, 1995 which can be carried forward indefinitely.

9.     Related party transactions:

The Company has paid legal and consulting fees to firms whose partners are directors and shareholders of the Company. During the years ended December 31, 1995, 1994 and 1993 fees paid amounted to $34,748, $27,912 and $15,731, respectively. Amounts due to these firms at year end are not significant.

                           BIRMINGHAM UTILITIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1995, 1994 and 1993

10.    Allowance for doubtful accounts:

                                          1995         1994        1993

Allowance for doubtful accounts,
  beginning                            $75,000       $100,000    $  90,000
Provision                               46,712         42,487       79,087
Recoveries                              13,036          1,916        8,020
Charge-offs                           ( 59,748)     (  69,403)    ( 77,107)

                                       $75,000      $  75,000     $100,000

11.    Supplemental information:

       Amortization of deferred charges is as follows:

                                 1995              1994              1993
Rate case and other              $62,592           $71,391           $59,217
Debt issue costs                  14,934            13,658            20,915

                                 $77,526           $85,049           $80,132

The Company has received revenues through the rate making process to recover the amortization of deferred charges.

12.    Postemployment benefits:

       Pension plan:

The plan's funded status and related pension accrual was as follows:

                                                        1995          1994

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
 benefits of $413,926 in 1995 and $389,957 in 1994      $419,625      $392,158

Projected benefit obligation                          (  562,788)   (  511,344)
Plan assets at fair value                                460,380       350,713

Projected benefit obligation in excess of
 plan assets                                          (  102,408)    (  160,631)
Unrecognized prior service cost                       (   46,437)    (   48,700)
Unrecognized deferred loss                                71,173        128,849
Other liability                                                -     (   60,784)
Unrecognized net obligation at transition                 93,949         99,821

Prepaid (accrued) pension obligation included
in accounts payable accrued liabilities                $  16,277      ($ 41,445)

                                BIRMINGHAM UTILITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS (Continued)
                     Years Ended December 31, 1995, 1994 and 1993


12.    Postemployment benefits (continued):

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.5% in 1995 and 1994. The expected long-term rate of return on assets was 8.5% in 1995 and in 1994.

Net periodic pension costs include the following components:

                                                 1995     1994      1993
Service cost                                   $30,077   $23,945    $25,309
Interest cost on projected benefit obligation   38,004    34,843     30,837
Amortization of net loss from prior years        6,167     3,182      5,818
Amortization of net obligation at transition     5,872     5,872      5,872
Amortization of unrecognized prior service
   cost                                        ( 2,263)  ( 2,271)   ( 2,387)
Deferred gain (loss)                            61,097   (39,600)   ( 8,632)
Actual return on assets                       ( 91,892)    9,507    (13,611)

Net pension cost                               $47,062    $35,478   $43,206

Employer matching contributions to the 401(k) plan were $7,731 in 1995 and $6,722 in 1994.

       Other postretirement benefit:

The net periodic postretirement benefit cost includes the following components:

                                                         1995        1994
Service cost-benefits earned during the period         $22,268     $15,230
Interest cost on benefit obligation                     29,700      35,205
Actual return on plan assets                         (  27,185)      2,376
Net amortization and deferral                           11,430   (  13,704)
Amortization of transition obligation                   25,378      25,378

Net periodic postretirement benefit cost               $61,591     $64,485

Certain costs have been recorded as a regulatory asset and the Company applied for recovery of these costs in its 1993 reopening of its rate decision. Approval from the DPUC on August 4, 1993, however, was only prospective. The DPUC applied a reduction to the total projected postretirement benefit expense for rate purposes and included the costs prospectively from that date. In conjunction with the filing of the rate case in 1995, the Company applied to obtain full inclusion in rates of the total SFAS 106 expense, including the deferred amount to be amortized over a reasonable period. The DPUC approved the Company's request and the deferred amount will be amortized over the remaining transitional obligation life.

                            BIRMINGHAM UTILITIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (Continued)
                   Years Ended December 31, 1995, 1994 and 1993

12.   Postemployment benefits (continued):

       Other postretirement benefits (continued):

The funded status and the related accrual for postretirement benefits other than pensions were as follows:

                                                  1995             1994
Accumulated postretirement benefit obligation:
 Retirees                                        ($233,530)        ($338,294)
 Other vested                                   (  205,659)        ( 120,315)

                                                (  439,189)        ( 458,609)
Plan assets at fair value                          170,275           104,540

Accumulated postretirement obligation in
 excess of plan assets                          (  268,914)       (  354,069)
Unrecognized net gain                           (  162,512)       (   98,911)
Unrecognized net transition
 obligation                                        431,426           456,804


Accrued postretirement benefit cost included
in current assets                               $        0         $   3,824


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1995 and 1994. The expected long-term rate of return on assets was 7.5% in 1995 and 1994.

For measurement purposes, a 12.0% annual increase in the per capita cost of covered health care benefits was assumed for 1996. This rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. A 1% increase in health care cost trend rate assumptions would produce an increase in the accumulated postretirement benefit obligation at December 31, 1995 of $70,596 and an increase in the aggregate service and interest cost of the net periodic postretirement benefit cost of $14,639.

The Company has established tax effective funding vehicles for such retirement benefits in the form of a qualified Voluntary Employee
Beneficiary Association (VEBA) trust.   The Company funded the VEBA trust
with tax deductible contributions totaling $57,767 and $61,559 in 1995 and 1994, respectively.

The Company president's employment contract requires accounting for benefits payable in accordance with SFAS 106. The accumulated present value of future benefits attributable to the Company's president is being recognized over his remaining years of service to retirement. The liability recorded at December 31, 1995 and 1994 was $88,987 and $65,156, respectively. At December 31, 1995, an amount of $55,387 has been included in other assets relating to a regulatory asset for costs which were included in the Company's rate case.


                                  BIRMINGHAM UTILITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS (Continued)
                        Years Ended December 31, 1995, 1994 and 1993

13.    Commitments and contingent liabilities:

       Leases:

The Company leases equipment under several noncancellable operating leases expiring through 2000. Total minimum rentals under noncancellable operating leases are as follow:

       Year ending December 31:
         1996                                   $27,857
         1997                                    10,084
         1998                                     6,561
         1999                                     6,561
         2000                                       547

                                                $51,610

Lease expense was $35,274 in 1995, $31,173 in 1994 and $33,530 in 1993,
respectively.

       Management agreement:

The Company maintains an agreement with the City of Derby (the "City"), pursuant to which agreement, the Company manages the water system owned by the City. The Company is responsible for costs of maintenance and improvements. Amounts collected from customers, net of expenses, are retained by the Company.

       Capital budget:

Management has budgeted $1,184,000 for capital expenditures in 1996, $287,000 of which is expected to be necessary to meet its service obligations for the coming year. The balance of the capital budget depends on the Company's ability to raise additional capital.

       Purchase commitment:

The Company has an agreement with South Central Connecticut Regional Water Authority to purchase water. This agreement provides for a minimum purchase of 600 million gallons of water annually. Charges to expense were $743,904, $690,000 and $690,795 for the years 1995, 1994 and 1993, respectively.
The purchase price is based on South Central Connecticut Regional Water Authority's wholesale rate. At December 31, 1995, this rate was approximately $1,150 per million gallons. This agreement expires December 31, 2015 and provides for two ten year extensions at the Company's option.

                                 BIRMINGHAM UTILITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS (Continued)
                      Years Ended December 31, 1995, 1994 and 1993

14.    Rate matters:

On December 27, 1995, the DPUC granted the Company an increase in annual revenues of $289,333 (6.89% increase) effective January 1, 1996.

15.    Equity:

       Stock option plans:

On September 13, 1994, the Company adopted two stock option plans. A nonemployee director option plan and a key employee option plan. 75,000 shares were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. The following table summarizes activity in common shares subject to options for the two years ended December 31, 1995:

                              Number of Shares              Exercise Price

January 1, 1994                              -                      -
Granted                                 54,000                 $10.50

December 31, 1994                       54,000                 10.50
Granted                                  3,750                 11.00

December 31, 1995                       57,750                 $10.50 -$11.00

       Dividend reinvestment plan:

On September 13, 1994, the Company adopted a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares under the plan will be purchased at their fair market value price on the date of the dividends to be invested in the new shares.

In 1995 the Company issued 3,114 shares of common stock at a value of $31,108 in lieu of cash dividends, in connection with its dividend reinvestment plan.

16. Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest for the years ended 1995, 1994 and 1993 was $608,764, $557,909 and $516,240, respectively.

Cash paid for income taxes for the years ended 1995, 1994 and 1993 was $188,575, $82,200 and $37,226, respectively.

                                 BIRMINGHAM UTILITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS (Continued)
                        Years Ended December 31, 1995, 1994 and 1993

16. Supplemental disclosures of cash flow information and non-cash financing activities (continued):

The Company receives contributions of plant from developers. These contributions are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.

                                        1995         1994         1993

Gross plant additions                $671,390     $696,340     $716,096
Customers' advances for
 construction                       (  71,112)   (  76,567)    ( 41,623)

                                     $600,278     $619,773      $674,473


                                  BIRMINGHAM UTILITIES, INC.
                              SCHEDULE IX - SHORT TERM BORROWINGS
                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 Weighted  Maximum      Average      Weighted
                                 average   amount       amount       average
                                 interest  outstanding  outstanding  interest
                    Balance      rate at   during the   during the   during the
                    at the end   end of    period       period       period
                    of period    period
Year ended
December 31, 1995
  Notes payable     $ 75,000       8.53%   $408,717      $138,199      8.63%

Year ended
December 31, 1994
   Notes payable    $165,000       7.93%  $165,000       $ 52,250      6.97%

Year ended
December 31, 1993
   Notes payable     $  -           -     $              $              - %


                                PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) The following list identifies all current directors of the Company. No director or executive officer has (i) any family relationship with any other such person or (ii) been involved in any legal proceeding which would require disclosure under Item 401 of Regulation S-K. There are no arrangements between any director or officer and any other person pursuant to which he or she was or is to be selected as a director or officer or as a nominee therefor.

                            Business Experience during the Last       Director
Name                  Age   Five Years and Other Directorships        Since

Stephen P. Ahern      66    V.P., Ogden Allied Security Services;        1994
                            Principal, Ahern Builders

Edward G. Brickett    66    Retired; Director of Finance, Town of        1979
                            Southington, CT until June, 1995.

James E. Cohen        49    Lawyer in Practice in Derby; Director        1982
                            Great Country Bank 1987-1993.

Betsy Henley-Cohn     43    Chairwoman of the Board of Directors         1981
                            of the Company since May of 1992;
                            Chairman and Treasurer, Joseph Cohn & Sons, Inc.,
                            (painting contractors); Director,
                            United Illuminating Corp. and Aristotle Corp.;
                            Director, Society for Savings Bancorp,Inc.
                            (1985-1993).

Aldore J. Rivers      62    President of the Company                      1986

Kenneth E. Schaible   54    Senior Vice President, Webster Bank;          1994
                            previously President Shelton Savings Bank
                            and Shelton Bancorp, Inc. 1967 to 1995.

Charles T. Seccombe   69    President and Treasurer,                      1967
                            Seccombe's Men's Shop, Inc.

David Silverstone     49    Lawyer in Practice in Hartford                1994

(b) Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

Based solely on review of copies of such forms furnished to the Company, or written representations that no reconciliation forms were required, the Company believes that during fiscal year ending December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


Item 11. Compensation of Directors and Executive Officers

Directors: The Company's Directors, except for Ms. Henley-Cohn and Mr. Rivers, received an annual fee of $3,000 plus $500 for each full Board meeting and $300 for each Committee meeting actually attended. Ms. Henley-Cohn received an annual salary of $43,500 for services in pursuit of land sales during 1995 and as Chairwoman of the Board of Directors. Mr. Rivers received no director's fees in 1993, 1994 or 1995.

Executive Officers:  During 1993, and 1994, the Company had no
Executive Officer whose total annual salary exceeded $100,000. The Company does not have any long-term incentive plan.

     The following table sets forth the annual cash compensation for Mr. Rivers, the Company's Chief Executive Officer, for each of 1993, 1994 and 1995.

                                    Annual Compensation
Securities
Name and                                                           Underlying
Principal Position   Year         Salary*           Bonus          Options**

Aldore J. Rivers,
President,
CEO and Director     1993         $ 90,225           N/A           N/A
                     1994         $ 92,945           N/A           10,000
                     1995         $101,404           $2,500        N/A

* Includes the economic benefit of premiums on a split-dollar life insurance policy pursuant to which Mr. Rivers is the Insured and the Company is the owner and paid the premiums in 1993, 1994 and 1995.

**On September 13, 1994, the Company's Board of Directors approved the Birmingham Utilities, Inc. 1994 Stock Incentive Plan (The "1994 Plan"), subject to approval by the Company's shareholders and by the Connecticut Department of Public Utility Control (DPUC"). The amounts set forth in the tables, both above and below, represent the award of options to Mr. Rivers by the Personnel and Pension Committee of the Board of Directors. Approval of the 1994 Plan by the Company's shareholders and the DPUC, was received in 1995. The options awarded to Mr. Rivers will not vest and be exercisable until the earlier of September 12, 1996 or Mr. Rivers' death or disability. Accordingly, none of the options are currently exercisable and none have been exercised.

                     Option Grants on September 13, 1994

Name                Number of Shares     % of Total    Exercise     Expiration
                    of Common Stock      Options       Price         Date
                    Underlying           Granted to
                    Options Granted      Employees
Aldore J. Rivers    10,000               31.75%        $10.50        9/13/2004

Employment Agreement and Split-Dollar Insurance Plan:

     The Company entered into an Employment Agreement with Mr. Rivers in 1990 (the" Employment Agreement"), pursuant to which the Company agreed to employ Mr. Rivers as President of the Company for a period of five years, until August of 1996.

     The Employment Agreement provides for a so-called "Split Dollar Life Insurance" plan for the benefit of both the Company and Mr. Rivers. The plan provides for the Company to maintain insurance on Mr. Rivers' life in an amount not less than $150,000, and to pay to Mr. Rivers' designee $150,000 if he should die on or before the age of 65. The balance of the life insurance proceeds, if any, may be retained by the Company. If Mr. Rivers dies after reaching the age of 65, all death benefits of the policy are retained by the Company. The Company has agreed to pay one hundred eighty (180) monthly supplemental pension payments (a) of $l,l70 each to Mr. Rivers commencing when he reaches the age of 65 and, continuing until the earlier of his death or the end of the 180-month period, and (b) if he should die after reaching the age of 65 but before the end of the 180-month period and his spouse survives him, of $585 each to her until the earlier of her death or the expiration of the balance of the 180-month period. The Company expects to use the proceeds of the life insurance to reimburse itself for the supplemental pension payments that may be made to Mr. Rivers and his spouse after Mr. Rivers' 65th birthday.

Item 12.  Security Ownership of Management and Certain Beneficial Owners

(a) The following table sets forth certain information with respect to the only persons, to the knowledge of the Company, who own as much as 5% of the Company's stock as of February 26, 1996.

Name and Address                             Amount and Nature of   Percent
of Beneficial Owner                          Beneficial Ownership   of Class

Group consisting of Cohn Realty & Investment,   182,550 Shares (1)   24.27%
Betsy Henley-Cohn, John J. Crawford, as custod-
ian for Juri Henley-Cohn, and as custodian for
Jesse Henley-Cohn, Joel Cohn Revocable Trust 1A,
Betsy Cohn Spray Trust, Harry Berkowitz Revocable
Trust, Betsy Cohn Income Trust, Rosenfield-
Weisman Trust, 441 Chapel St., New Haven, CT
06510, and Ruth Weisman, 26 Kohary  Drive,
New Haven, CT 06515.

John J. Crawford, 70 Indian Road,
Guilford, CT  06437                              66,262 Shares (2)    8.81%

(1) Of the 182,550 shares owned by this Group, Cohn Realty & Investment (a Connecticut general partnership consisting of three investment trusts whose managing agent is Betsy Henley-Cohn, whose beneficiaries are certain members of the Cohn Family and whose Trustees are Rhoda Cohn and Stanley Bergman) has beneficial ownership of 35,640 shares; John J. Crawford, as custodian for Juri Henley-Cohn, has beneficial ownership of 21,785 shares; John J. Crawford, as custodian for Jesse Henley-Cohn, has beneficial ownership of 22,091 shares; Joel Cohn Revocable Trust 1A has beneficial ownership of 26,060 shares;
Betsy Cohn Spray Trust has beneficial ownership of 32,188 shares; Betsy
Cohn Income Trust has beneficial ownership of 10,460  shares; Harry
Berkowitz Revocable Trust has beneficial ownership of 16,098 shares; Rosenfield-Weisman Trust has beneficial ownership of 7,000 shares and Ruth Weisman has beneficial ownership of 10,228 shares. Betsy Henley-Cohn has either a controlling or a beneficial interest in Cohn Realty &
Investment, Betsy Cohn Spray Trust and Betsy Cohn Income Trust. No member of the Group owns or has the right to acquire, directly or indirectly, any other shares. Unless otherwise indicated, the named beneficial owner of the shares has sole voting and dispositive power with respect thereto. The information set forth in this footnote is derived from a filing with the Securities and Exchange Commission made by the Group.

(2) Includes 5,830 shares held jointly by Mr. Crawford and his wife, 22,091 shares held by Mr. Crawford as custodian for the benefit of Jesse Henley-Cohn, and 21,785 shares held by Mr. Crawford as custodian for the benefit of Juri Henley-Cohn. Mr. Crawford has sole voting power over the shares held for the benefit of Jesse Henley-Cohn and Juri Henley- Cohn, but has no family relationship with Jesse Henley-Cohn or Juri Henley-Cohn. The 22,091 shares held in trust for the benefit of Jesse Henley-Cohn and the 21,785 shares held in trust for the benefit of Juri Henley-Cohn are also included in the shares set forth in footnote (1), above, as being held by John J. Crawford as custodian for Jesse Henley-Cohn and Juri Henley-Cohn.

(b) The following table sets forth certain information concerning ownership of the Company's Shares by management:

                                 Common Shares
                                 Beneficially Owned                   Percent
Name                             As of February 26, 1995              of Class

Stephen P. Ahern                  12,772 (1)                           1.70
Edward G. Brickett                 3,359                                .45
James E. Cohen                    36,497 (2)                           4.85
Betsy Henley-Cohn                182,550 (3)                          24.27
Aldore J. Rivers                   1,940                                .26
Kenneth E. Schaible                  980                                .13
Charles T. Seccombe                8,069 (4)                           1.07
David Silverstone                    103                                .01
Executive Officers and Directors
as a group, 8 in number          246,270                              32.74%

(1) Includes 1,700 shares owned by Ahern Family Limited Partnership.

(2) Includes 2,899 shares held by Mr. Cohen's son, Matthew D. Cohen, 32,598 shares held by Mr. Cohen as executor of the estate of Mr. Cohen's father, David B. Cohen, and 1,000 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(3) Ms. Henley-Cohn is a member of the shareholder group described in the preceding table. The 182,550 shares set forth in this table is the aggregate number of shares held by all of the members of the group. See note (1) to the preceding table for information concerning shares beneficially held by Ms. Henley-Cohn.

(4) All of which are held in a Trust, of which Mr. Seccombe is the Grantor and Trustee.

Item 13.  Certain Relationships and Related Transactions

Mr. Cohen is a partner in the law firm of Cohen and Thomas, which has represented the Company on occasions in past years; the Company may continue to employ that firm on occasion in the future.

Seccombe's Men's Shop, owned by Mr. Seccombe, in downtown Ansonia has been utilized as a collection facility for the paying of bills and will be used in that capacity in the future.

Mr. Silverstone is a partner in the law firm of Silverstone &
Koontz, which represented the Company on rate matters in 1995 and may do so in the future.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) and (2). See Index to Item 8. Financial Statements and Supplementary Data are herein incorporated by reference.

         (3)  Certificate of Incorporation and By-Laws of Birmingham
Utilities, Inc.   Incorporated herein by reference is Exhibit 3 of
Birmingham Utilities, Inc.'s Annual Report on Form 10K for the period ended December 31, 1994.

         (4)  Instruments Defining Rights of Security Holders


         (i) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Incorporated herein by reference is Exhibit (4) (i) of The Ansonia Derby Water Company's Annual Report on Form 10-K for the period ending December 31, 1991.

         (ii) Commercial Term and Revolving Loan Agreement by and between Birmingham Utilities, Inc. and Fleet Bank, N.A., dated April 29, 1994. Incorporated herein by reference is Exhibit 10(1) of the Quarterly Report on Form 10-Q/A of Birmingham Utilities, Inc. for the period ended June 30, 1994.

         (iii) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994.
Incorporated herein by reference is Exhibit 4 (iii) of Birmingham
Utilities, Inc.'s Annual Report on Form 10-K for the period ended
December 31, 1994.

         (10) Material Contracts

         (10.1) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water
Authority dated January 18, 1984 for the sale of water by the Authority to the Company and subsequent amendment dated December
29, 1988. Incorporated herein by reference is Exhibit (10.1) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1993.

         (10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the Company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Incorporated herein by reference is Exhibit
(10.2) of The Ansonia Derby Water Company's Annual Report on Form
10-K for the period ended December 31, 1990.

         (10.3) Employment Agreement between The Ansonia Derby Water Company and Aldore J. Rivers dated August 5, 1990, as amended by amendments dated July 28, 1992 and April 20, 1993. Incorporated herein by reference is Exhibit (10.6) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December
31, 1993.

         (10.4) Birmingham Utilities, Inc. 1994 Stock Incentive Plan adopted by its Board of Directors on September 13, 1994.
Incorporated herein by reference is Exhibit (10.9) of Birmingham
Utilities, Inc.'s Annual Report on Form 10-K for the period ended
December 31, 1994.

         (10.5) Birmingham Utilities, Inc. Stock Option Plan for Non-Employee Directors adopted by its Board of Directors on September
13, 1994. Incorporated herein by reference is Exhibit (10.10) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

          (23)  Consent of Price Waterhouse LLP

        (23.1)  Consent of Dworken, Hillman, LaMorte & Sterczala, P.C.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 1995.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  BIRMINGHAM UTILITIES, INC.


BY:/s/ Betsy Henley-Cohn
   Betsy Henley-Cohn
   Chairwoman of the Board


BY:/s/ Paul V. Erwin
   Paul V. Erwin
   Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Stephen P. Ahern                               /s/ Aldore J. Rivers
Stephen P. Ahern, Director                         Aldore J. Rivers, President
Date: March 27, 1996                               and Director
                                                   Date:  March 27, 1996

/s/ Edward G. Brickett                             /s/ Charles T. Seccombe
Edward G. Brickett, Director                       Charles T. Seccombe, Director
Date: March 27, 1996                               Date:  March 27, 1996

/s/ James E. Cohen                                 /s/ Kenneth E. Schaible
James E. Cohen, Director                           Kenneth E. Schaible, Director
Date: March 27, 1996                               Date: March 27, 1996

/s/ Betsy Henley-Cohn                              /s/ David Silverstone
Betsy Henley-Cohn, Chairwoman                      David Silverstone, Director
of the Board of Directors                          Date: March 27, 1996
Date: March 27, 1996

DATE:  March 27, 1996