Form 10-Q
period 1996-03-31
BIRMINGHAM UTILITIES INC
filed 1996-05-14
CIK 6694

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON  D.C.   20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996 Commission File Number 0-6028

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

                                        Yes   X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at April 30, 1996

Common stock, no par value                     753,587

ITEM I.  FINANCIAL STATEMENTS

                       BIRMINGHAM UTILITIES, INC.
                             BALANCE SHEETS
       As of March 31, 1996, December 31, 1995 and March 31, 1995

                                     (Unaudited)               (Unaudited)
                                     March 31,    Dec. 31,     March 31,
                                     1996         1995         1995
ASSETS:
Utility Plant                        $16,448,920  $16,352,307  $15,868,232
Accumulated depreciation              (5,227,781)  (5,130,305)  (4,866,587)
                                      11,221,139   11,222,002   11,001,645
Current Assets:
 Cash and cash equivalent                 25,515      398,869       16,328
 Accounts receivable, net of
  allowance for doubtful
  accounts                               677,125      725,154      810,616
 Accrued utility revenue                 407,131      412,876      514,985
 Materials & supplies                     52,425       50,840       50,393
 Prepayments                             111,671       27,160      121,449
      Total current assets             1,273,867    1,614,899    1,513,771

Note receivable                                0            0    1,013,222
Deferred Charges                         763,919      713,417      738,903
Unamortized debt expense                 201,696      205,429      216,630
Income taxes recoverable                 456,659      456,659      372,247
Other assets                             422,354      411,352      373,731
                                       1,844,628    1,786,857    2,714,733

                                     $14,339,634  $14,623,758  $15,230,149

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par value,
 authorized 2,000,000 shares;
 issued and outstanding
 1996-753,587; 12/31/95-752,282;
 3/31/95-749,168                     $ 2,185,166  $ 2,172,116  $ 2,142,318
 Retained earnings                     1,215,269    1,235,482    1,069,435
                                       3,400,435    3,407,598    3,211,753

Note Payable                           1,281,250    1,300,000    1,766,250
Long-term debt                         4,700,564    4,700,564    4,703,753
                                       5,981,814    6,000,564    6,470,003
Current Liabilities:
  Current portion of note payable        135,000       75,000      125,000
  Accounts payable and accrued
    liabilities                          396,643      674,488      597,135
      Total current liabilities          531,643      749,488      722,135

Customers' advances for construction   1,229,985    1,229,985    1,160,531
Contributions in aid of construction     719,736      719,736      719,736
Regulatory liability-income taxes
refundable                               195,049      195,049      202,641
Deferred income taxes                  1,286,358    1,263,932    1,118,375
Deferred income on disposition
  of land                                994,614    1,057,406    1,624,975
                                     $14,339,634  $14,623,758  $15,230,149


   The accompanying notes are an integral part of these financial statements.

                       BIRMINGHAM UTILITIES, INC.
               STATEMENTS OF INCOME AND RETAINED EARNINGS
           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)

                             Three Months Ended    Three Months Ended
                              March 31, 1996       March 31, 1995

Operating Revenue               $1,058,752       $  983,456

Operating Expenses:
  Operations and Maintenance       201,003          199,852
  Purchased Water                  151,633          170,589
  Administrative and General       274,781          275,111
  Depreciation                      97,476           94,552
  Taxes Other Than Income          142,090          132,355
  Taxes on Income                   20,175          (14,697)
Total Operating Expense            887,158          857,762

Utility Operating Income           171,594          125,694

Amortization of Prior Years'
  Deferred Income on Land
  Dispositions, net
  (Net of income taxes of
  $26,532 in 1996 and
  $19,626 in 1995)                  36,690           26,416

Other Income, net                    7,152           36,246

Income before interest expense     215,436          188,356

Interest and Amortization of
  Debt Discount                    145,375          152,700

Income from Current Year Land
  Sales, net
  (net of income taxes of
  $32,935 in 1995)                       0           46,494

Net income                          70,061           82,150

Retained earnings, beginning     1,235,482        1,077,185
Dividends paid                      90,274           89,900

Retained earnings, ending       $1,215,269       $1,069,435

Earnings per share                $0.09             $0.11
Dividends per share               $0.12             $0.12


The accompanying notes are an integral part of these financial statements.


                        BIRMINGHAM UTILITIES, INC.
                        STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)

                                 Three Months Ended        Three Months Ended
                                  March 31, 1996            March 31, 1995
Cash Flows From Operating
  Activities
  Net Income                         $ 70,061                  $ 82,150

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Depreciation and amortization       115,816                  101,328
  Amortization of deferred
    income, net of tax                (36,690)                 (26,416)
  Income from current year land
    dispositions, net of tax            -0-                    (46,494)
  Increases and decreases in assets
    and liabilities:
  Accounts receivable and accrued
    utility revenue                    53,774                  (102,563)
  Materials and supplies              ( 1,585)                 (  4,944)
  Prepayments                         (84,511)                 ( 82,023)
  Accounts payable and accrued
    expenses                         (277,845)                   21,714
  Other assets and deferred
    charges, net                     ( 79,787)                 (  9,340)
  Deferred income taxes                 -0-                    ( 60,711)
  Customer advance (refund) for
    construction                        -0-                       2,076
  Total Adjustments                  (310,828)                 (207,373)

Net cash flows used in operating
  activities                         (240,766)                 (125,223)

Cash flows from investing
  activities:
  Net construction expenditures      ( 96,613)                 (129,110)
  Proceeds from sale of utility
    plant                               -0-                         499
  Proceeds from land dispositions       -0-                     200,000
Net Cash flows provided by (used
   in)investing activities           ( 96,613)                   71,389

Cash flows from financing activities:
  Increase (decrease) in current
    note payable                       60,000                  ( 40,000)
  Increase (decrease) in
    long-term debt                   ( 18,750)                  141,250
  Dividends paid                     ( 90,274)                 ( 89,900)
  Dividends reinvested                 13,050                     -0-
Net Cash flows provided by (used
   in) financing activities:          (35,974)                   11,350

Net increase (decrease) in cash &
  cash equivalents                   (373,354)                 ( 42,484)
Cash & cash equivalents, beginning    398,869                    58,812
Cash, ending                         $ 25,515                  $ 16,328

Supplemental disclosure of cash
  flow information:
   Cash paid for
     Interest                        $254,885                  $262,210
     Income Taxes                    $175,450                  $ 34,975


Supplemental disclosure of non-cash
   flow information:
   The Company receives contributions
   of plant from builders and developers.
   These contributions of plant are
   reported in utility plant and in
   customers' advances for construction.
   The contributions are deducted
   from construction expenditures to
   determine cash expenditures by the
   Company.


 Gross Plant, additions              $ 96,613                  $129,110
   Customers' advances for
     construction                       -0-                       2,076
   Capital expenditures, net         $ 96,613                  $127,034

   The accompanying notes are an integral part of these financial statements.

                       BIRMINGHAM UTILITIES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Note A. - UNAUDITED STATEMENTS

      The statements as of and for the three months ended March 31, 1996 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1995 has been audited.

Note B. - SEASONALITY OF REVENUE

      The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months ended March 31, 1996 and March 31, 1995, if annualized, do not necessarily reflect annual results.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts Receivable, net declined $48,029 in the first quarter of 1996 compared to the first quarter of 1995 as the result of a more formalized collection effort developed during the course of 1995. The $85,462 decline from March 31, 1995 to year end 1995 primarily reflects the collection of one long-standing past due commercial account in April, 1995.

Note D. - ACCRUED UTILITY REVENUE

      Accrued Utility Revenue at March 31, 1996 and December 31, 1995 includes $84,380 in costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. At March 31, 1995 the balance due for that project totaled $158,346. The Company's costs are reimbursable to the Company by the State of Connecticut. - See Note H - Accounts Payable and Accrued Expenses.

Note E. - PREPAYMENTS

Prepayments consist of:

                                     March 31,    Dec. 31,     March 31,
                                       1996        1995         1995
Insurance                            $ 63,504     $ 7,545      $ 63,274
Legal & accounting fees                27,695           0        30,903
Other prepaid expenses                 20,472      19,615        27,272

                                     $111,671     $27,160      $121,449

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

Note F. - NOTE RECEIVABLE:

      In September 1992, the Company modified a 1990 agreement with a real estate developer to provide for the sale of approximately 152 acres of land to the developer for $1,388,222. Under the terms of the modification, a payment of $175,000 was made in 1992 and a promissory note in the amount
of $1,213,222, due on April 30, 1995 was received.   Due to uncertainties
regarding the developer's ability to obtain the necessary financing and governmental and regulatory approvals, the sale was accounted for under the installment method. Revenues and gains were recognized only when payments were made on the developer's note payable to the Company. The promissory note was paid in full during 1995, with $200,000 of the principal being received during the first quarter and the balance in the fourth quarter.

Note G. - LONG TERM DEBT

                            March 31,      Dec. 31,            March 31,
                            1996           1995                1996
First mortgage bonds,
 Series E 9.64% due
 September 2011             $4,700,000     $4,700,000          $4,700,000
 Note Payable                1,218,250      1,300,000           1,766,250
 Other                             564            564               3,753
                            $5,981,814     $6,000,564          $6,470,003

First Mortgage Bonds

        Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $362,305 was available to pay dividends at March 31, 1996, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

        There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable

        In April 1994, the Company (a) converted certain short term borrowings to a ten-year $1,500,000 secured term loan, (b) established a $1,500,000 two-year secured revolving line of credit to fund additional capital improvements, and (c) obtained a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The two-year revolving period expired in April 1996 and has been renewed for another two year period through April, 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien subordinate to the lien of the Mortgage Bond Indenture (See First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1995 and through July 2000 is 8.18%. Interest is payable monthly. The renewed two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were no outstanding borrowings on the revolving line of credit at March 31, 1996.

In April 1996, the unsecured, working capital line of credit was also extended for another year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. Outstanding borrowings on the unsecured line of credit at March 31, 1996 were $60,000.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note H. - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                            March 31,      Dec. 31,       March 31,
                            1996           1995           1995
Accounts Payable            $121,598       $116,313       $275,693

Accrued Expenses:
  Taxes                      116,912        297,810        148,565
  Interest                    37,928        151,172         37,886
  Pension                     74,621         72,710         78,397
  Other                       45,584         36,483         56,594
                            $396,643       $674,488       $597,135

The fluctuation in "Accounts Payable" reflects primarily a $115,000 progress payment owed to the contractor on a main replacement project, included as a payable at March 31, 1995. The main replacement is required by the State of Connecticut and the costs will be reimbursed by the State to the Company. - See Note D - Accrued Utility Revenue. The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note G - Long Term Debt, First Mortgage Bonds. The fluctuation in taxes primarily reflects the increased liability for federal income taxes as of year-end due to increased taxable income for 1995 over that in 1994.

Note I. - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has prescribed a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three months ended March 31, 1996 and 1995, $36,690 and $26,416 (net of income taxes), respectively, of such deferred land disposition gains was included in income.

   There was a "land sale" in March of 1995, resulting from the receipt of a $200,000 installment payment from a developer - see Note F, Note Receivable, and Management's Discussion and Analysis. The gain recognized from this payment in March 1995 was $46,494, net of tax. The remaining portion of this gain was deferred and is to be amortized. There were no land sales during the first quarter of 1996.

Note J. - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 752,296 and 749,168 for the three month periods ended March 31, 1996 and 1995, respectively.

Note K. - RATE MATTERS

Effective January 1, 1996, the DPUC granted the Company increased rates designed to produce additional annual revenues of $289,333 (an increase of approximately 6.89% over previous rates).

Note L. - EQUITY

Stock Option Plans

   On September 13, 1994, the Company adopted two stock option plans. A nonemployee director option plan and a key employee option plan. 75,000 shares were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of December 31, 1995, options for 57,750 shares had been granted to directors and employees of the Company under both plans.

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

   In 1995 the Company issued 3,114 shares of common stock at a value of $31,108 in lieu of cash dividends, in connection with its dividend reinvestment plan. In 1996, an additional 1,305 shares of common stock at a value of $13,050 in lieu of cash dividends were issued.

                                  ITEM II

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

   Net income decreased $12,089 from $82,150 in the first quarter of 1995 to $70,061 in the first quarter of 1996. This decrease reflected the fact that the Company had a $46,494 gain, net of tax, on the sale of land during the first quarter of 1995 and no current year land sale gains during the first quarter of 1996.

   Without the effect of the land sale gain in the first quarter of 1995, that quarter's net income would have been only $35,656; the 1996 first quarter net income of $70,061 exceeded the 1995 first quarter net income without the effect of the land sale by $34,405, or by approximately 96%. The 1996 first quarter net income was positively affected by increased operating revenues of $75,296, and a corresponding increase in operating income of $45,900 over the first quarter of 1995. First quarter net income in 1996 was also positively affected by an increase of $10,274 in the amortization of prior years' deferred income on land dispositions (resulting from the completion in 1995 of a land sale, a portion of the gain from which is now being amortized to future years - see Note I - Deferred Gains on Land Dispositions) and by a reduction of $7,325 in interest expense compared to the first quarter of 1995. A reduction of $29,094 in other income, net, from the first quarter of 1995 to the first quarter of 1996 partially offset the above first quarter 1996 improvement.

Operating Revenues

        For the first quarter, 1996, operating revenues increased $75,296 (approximately 8%) compared to the same period of 1995. The increase results from a 6.89% rate increase, which became effective in January 1, 1996, and increased consumption, primarily residential.

Operating Expenses

        Operating expenses increased $29,396 (approximately 3%) comparing the first quarter of 1996 to the first quarter of 1995. The primary reason for this increase was a $34,872 increase in income taxes on the increased level of taxable operating income, excluding land sale gains - current and amortized. Taxes on the change in operating income at comparable overall effective tax rates on taxable income in 1996, produced a tax provision of $20,175 in 1996's first quarter versus a tax credit of $14,697 in the first quarter of 1995.

        Taxes other than income increased (7%) from $132,355 in the first quarter 1995 to $142,090 in the first quarter 1996. Expense for purchased water declined $18,956 partially offsetting the tax increases noted.


Other Income, net

        Other income, net, decreased $29,094 in the first quarter of 1996 compared to the first quarter of 1995 due primarily to the elimination of interest income on a $1,213,222 note receivable, which note receivable was paid in full in November of 1995. During 1995, the note receivable had been accruing and paying interest at the prime rate.


Interest and Amortization of Debt Discount & Expense

        Interest expense incurred during the first quarter of 1996 decreased by $7,325 (approximately 5%) from interest expense incurred in the same quarter of 1995. The decrease was caused by a lower level of outstanding debt resulting from applying the net, after-tax proceeds from the 1995 payment to the Company of the full principal amount of note receivable to the outstanding balance of the Company's two year revolving line of credit. (See Note F - Note Receivable, Note G - Long Term Debt, Note Payable, and Note I - Deferred Gains on Land Dispositions.)

                           FINANCIAL CONDITION

        The Company applied to the Department of Public Utility Control ("DPUC") on July 3, 1995 for authority to increase rates generally. Effective January 1, 1996, the DPUC granted the Company increased rates, designed to provide additional annual revenues of $289,333 (6.89%).

        The Company expects that in 1996 it will have sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. The Company believes that by selling excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $8,770,000. Such land dispositions are subject to approval by the DPUC. Such sales also depend, to a certain extent, on a viable local and regional real estate market. No assurances can be given that sufficient amounts of real property can be sold at prices, or within the appropriate time periods, sufficient to meet the Company's current 10-year capital budget. In the event that land sale proceeds are not sufficient to meet required equity needs, the Company will have to secure equity financing from other sources, including issuance of new equity securities.

        The Company's 1996 Capital Budget of $1,140,000 is two-tiered. The first tier, totalling $805,000, includes $268,000 for routine annual expenditures for services, mains, hydrants, and meters, as well as $240,000 for low system distribution improvements, $115,000 for the painting of a standpipe, $150,000 for small main replacements and $32,000 toward Level "A' Mapping to be used in the process of protecting the Housatonic Well Field aquifer. The Company expects to fund the routine annual expenditures from internally generated funds and the balance of the first tier budget items from borrowings under its $1,500,000 secured, two-year revolving line of credit.

        The second tier of the 1996 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $335,000 of budgeted plant additions. Plant additions from this part of the 1996 budget will require external financing in addition to the Company's line of credit. The second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1996.

        As of March 31, 1996, the Company has approximately 1,460 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company defers the costs it incurs to prepare the excess land for sale. It allocates specific costs to the parcels for which they were incurred and allocates non-specific land sale costs among all parcels available for sale, based upon the total acres available for sale when the costs are incurred. The costs are charged against the proceeds received when a parcel is sold. The $50,502 increase in deferred charges during the first quarter 1996 reflects costs for surveys and maps related to readying these land parcels for sale.

        On April 30, 1996, the Company entered into a Purchase and Sale Agreement with the City of Ansonia, Connecticut (the "City") for the sale by the Company to the City of approximately 59.24 acres of unimproved real property for purchase price of $1,041,350. The sale of the property is conditioned upon the Company obtaining approval by the Connecticut Department of Public Utility Control ("DPUC") and the City obtaining approval of its Board of Aldermen. It is also conditioned on the City receiving by May 30, 1996 final approval of a partial funding grant from the State of Connecticut.

        The City's Board of Aldermen approved the purchase on May 7, 1996. By referendum earlier in April, the City's voters had already approved a comprehensive school building and renovation project which included, in concept, the construction of a new high school on the property in question.

        The Company may not file its application for approval of the sale with the DPUC until June 7, 1996, and by law the DPUC may take up to 150 days from the date of the application in which to issue its Decision. Although no assurances can be made, the Company knows of no reason why the DPUC should not approve the proposed sale.

        The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1996, even if current discussions lead to a sales agreement in the near future.

        In 1994 the Company entered into a credit facility with Fleet Bank, N.A. consisting of $1,500,000 of new long term debt due in the year 2004 and a new, secured, two-year line of credit also in the principal amount of $1,500,000. On May 1, 1996, the DPUC granted approval to the Company to renew its two year revolving facility in accordance with Fleet Bank's commitment. The secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a six year term loan at the end of the two year revolving period. The Company also maintains an additional one-year, unsecured line of credit in the amount of $600,000 to be used for working capital purposes.

        The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization. There was no outstanding balance under the two year revolving line of credit at March 31, 1996. The effect of the limitation noted above was, as of March 31, 1996, to limit the Company to $900,000 additional borrowing on the revolver until the Company obtains additional equity capital. The DPUC has also required that the Company's ratio of long-term debt to total capital be reduced to 62% by the end of the new two-year revolving period.

        In 1994, the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The plan was approved by the DPUC on May 24, 1995. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since implemented just prior to the June 30, 1995 dividend, a total of $31,108 was reinvested in 1995 and $13,050 was reinvested in the first quarter of 1996.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                           None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits -  None.
   (b)  Reports on Form 8-K - None.


                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BIRMINGHAM UTILITIES, INC.
                           Registrant



Date:  May 14, 1996        /s/ Aldore J. Rivers, President
                           Aldore J. Rivers, President



Date:  May 14, 1996        /s/ Paul V. Erwin, Treasurer
                           Paul V. Erwin, Treasurer