Form 10-Q
period 1996-06-30
BIRMINGHAM UTILITIES INC
filed 1996-08-13
CIK 6694

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON  D.C.   20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended June 30, 1996 Commission File Number 0-6028

                         BIRMINGHAM UTILITIES, INC.
          (Exact name of registrant as specified in its charter)


      CONNECTICUT                                      06-0878647
(State of other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

230 Beaver Street, Ansonia, CT                                    06401
(Address of principal executive office                       (Zip Code)

(Registrant's telephone number
 including area code)                                   (203)  735-1888

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
                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at July 31, 1996

Common stock, no par value                      755,107


ITEM I.  FINANCIAL STATEMENTS

                            BIRMINGHAM UTILITIES, INC.
                                BALANCE SHEETS
           As of June 30, 1996, December 31, 1995 and June 30, 1995

                                 (Unaudited)                      (Unaudited)
                                 June 30,         Dec. 31,        June 30,
                                 1996             1995            1995
                                 -----------      ---------       -----------
ASSETS:

Utility Plant                    $16,860,399      $16,352,307     $16,135,087
Accumulated depreciation          (5,327,400)      (5,130,305)     (4,960,058)
                                  11,532,999       11,222,002      11,175,029
Current Assets:
 Cash and cash equivalent             31,042          398,869         108,541
 Accounts receivable, net of
  allowance for doubtful
  accounts                           668,172          725,154         772,700
 Accrued utility revenue             430,068          412,876         549,233
 Materials & supplies                 79,019           50,840          63,503
 Prepayments                         109,210           27,160         113,659
     Total current asset           1,317,511        1,614,899       1,652,636

Note receivable                            0                0       1,013,222
Deferred Charges                     851,911          713,417         759,252
Unamortized debt expense             197,962          205,429         212,896
Income taxes recoverable             456,659          456,659         372,247
Other assets                         424,118          411,352         388,867
                                   1,930,650        1,786,857       2,746,484

                                 $14,781,161      $14,623,758     $15,574,149

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par value,
 authorized 2,000,000 shares;
 issued and outstanding
 6/30/96-755,107; 12/31/95-
 752,282; 6/30/95-749,867        $ 2,199,617      $ 2,172,116     $ 2,149,482
 Retained earnings                 1,217,723        1,235,482       1,032,284
                                   3,417,340        3,407,598       3,181,766

Note Payable                       1,592,500        1,300,000       1,696,783
Long-term debt                     4,700,000        4,700,564       4,703,189
                                   6,292,500        6,000,564       6,399,972
Current Liabilities:
  Current portion of note
   payable                            75,000           75,000         408,717
  Accounts payable and accrued
   liabilities                       610,944          674,488         690,258
     Total current liabilities       685,944          749,488       1,098,975

Customers' advances for
 construction                      1,229,985        1,229,985       1,258,913
Contributions in aid of
 construction                        719,736          719,736         719,736
Regulatory liability-income
 taxes refundable                    195,049          195,049         202,641
Deferred income taxes              1,308,784        1,263,932       1,134,727
Deferred income on disposition
 of land                             931,823        1,057,406       1,577,419
Commitment and contingent
 liabilities                               0                0               0
                                 $14,781,160      $14,623,758     $15,574,149

 The accompanying notes are an integral part of these financial statements.

                              BIRMINGHAM UTILITIES, INC.
                    STATEMENTS OF INCOME AND RETAINED EARNINGS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                             Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
                             1996         1995         1996         1995
                             -----------------         -----------------
Operating Revenue (Note B)   $1,098,183   $1,060,095   $2,156,935   $2,043,551

Operating Expenses:
 Operations and Maintenance     200,561      198,915      401,564      398,767
 Purchased Water                174,200      185,574      325,833      356,163
 Administrative and General     270,207      280,803      544,988      555,914
 Depreciation                    99,000       93,471      196,476      188,023
 Taxes Other Than Income        140,703      133,980      282,793      266,335
 Taxes on Income                 31,647       19,847       51,822        5,150
 Total Operating Expense        916,318      912,590    1,803,476    1,770,352

Utility Operating Income        181,865      147,505      353,459      273,199

Amortization of Prior Years'
  Deferred Income on Land
  Dispositions,net              36,691        27,832       73,381       54,248
  (Net of income taxes of
   $19,825 and $58,467 in
   1995 and $21,727 and
   $68,864 in 1994 for the
   three months and nine
   months, respectively)

Other Income, net               24,313        33,632       31,465       69,878

Income before interest expense 242,869       208,969      458,305      397,325
Interest and Amortization of
 Debt Discount & Expense       146,216       156,220      291,591      308,920
Income from dispositions of
 land, net (net of income
taxes of  $32,935 in 1995)         -0-          -0-           -0-       46,494

Net income                      96,653       52,749       166,714      134,899

Retained earnings, beginning 1,215,269    1,069,435     1,235,482    1,077,185
Dividends paid                  94,198       89,900       184,472      179,800

Retained earnings, ending   $1,217,724   $1,032,284    $1,217,724   $1,032,284

Earnings per share                $.13         $.07          $.22         $.18
Dividends per share               $.125        $.12          $.245        $.24



The accompanying notes are an integral part of these financial statements.

                               BIRMINGHAM UTILITIES, INC.
                                STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)

                                       Six Months Ended       Six Months Ended
                                       June 30, 1996          June 30, 1995
                                       ----------------       ----------------
Cash Flows From Operating Activities
  Net Income                            $166,714              $134,899

  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Depreciation and amortization          226,937               204,516
  Amortization of deferred income,
   net of tax                            (73,381)              (54,248)
  Income from current year land
   dispositions,net of tax                    -0-              (46,494)
  Increases and decreases in assets
    and liabilities:
  Accounts receivable and accrued
   utility revenue                         39,790             (143,895)
  Materials and supplies                  (28,179)            ( 18,054)
  Prepayments                             (82,050)            ( 75,233)
  Accounts payable and accrued expenses   (63,544)             114,837
  Other assets and deferred charges, net (174,254)            ( 50,758)
  Deferred income taxes                     7,352             ( 63,133)
  Customer advance (refund) for
   construction                                -0-             100,458
  Total Adjustments                      (162,033)            ( 32,004)

Net cash flows provided by operating
  activities                                4,681              102,895

Cash flows from investing activities:
  Net construction expenditures          (508,092)            (395,965)
  Proceeds from sale of utility plant         619                  499
  Proceeds from land dispositions              -0-             200,000
Net Cash flows (used in)
  investing activities                   (507,473)            (195,466)

Cash flows from financing activities:
  Increase in current note payable             -0-             243,717
  Increase in long-term debt              291,936               71,219
  Dividends paid                         (184,472)            (179,800)
  Dividends reinvested                     27,501                7,164
Net Cash flows provided by
   financing activities:                  134,965              142,300

Net (decrease) in cash & cash
 equivalents                             (367,827)            ( 49,729)
Cash & cash equivalents, beginning        398,869               58,812
Cash, ending                             $ 31,042             $108,541

Supplemental disclosure of cash
 flow information:
    Cash paid for
      Interest                           $284,072             $301,402
      Income Taxes                       $200,550              $60,575


Supplemental disclosure of
 non-cash flow information:
  The Company receives contributions
  of plant from builders and
  developers. These contributions
  of plant are reported in
  utility plant and in customers'
  advances for construction.
  The contributions are deducted
  from construction expenditures
  to determine cash expenditures
  by the Company.

     Gross Plant, additions             $508,092              $395,965
     Customers' advances for
      construction                            -0-             (100,458)
     Capital expenditures, net          $508,092              $295,507

  The accompanying notes are an integral part of these financial statements.


                             BIRMINGHAM UTILITIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A. - UNAUDITED STATEMENTS

   The statements as of and for the three months and six months ended June 30, 1996 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1995 has been audited.

Note B. - SEASONALITY OF REVENUE

   The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months and six months ended June 30, 1996 and June 30, 1995, if annualized, do not necessarily reflect annual results.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

   Accounts Receivable, net declined $104,528 during the first six months of 1996, as the result of a more formalized collection effort developed during 1995.

Note D. - ACCRUED UTILITY REVENUE

    Accrued Utility Revenue at June 30, 1996 and December 31, 1995 includes $84,380 in costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. At June 30, 1995 the balance due for that project and included in accrued utility revenue totaled $212,151. The Company's costs are reimbursable to the Company by the State of Connecticut. - See Note H - Accounts Payable and Accrued Expenses.

Note E. - PREPAYMENTS

Prepayments consist of:
                                 June 31,           Dec. 31,       June 31,
                                 1996               1995           1995
                                 --------           --------       --------
Insurance                        $ 62,159           $ 7,545        $ 56,571
Legal & accountg.fees              22,242                 0          26,053
Other prepaid expenses             24,809            19,615          31,035

                                 $109,210           $27,160        $113,659

   The fluctuation in total prepayments as of the ends of the periods noted was caused primarily by the fluctuation in prepaid insurance. Insurance premium payments are made during the first quarter, since January 1 is the beginning of the policy period, and amortized throughout the year.

   The fluctuation in "Legal and Accounting Fees" reflects certain large accounting and other annual reporting costs which regularly occur in the first quarter and are amortized over the remaining part of the year to better match costs to the annual time period benefitted.

Note F. - NOTE RECEIVABLE:

    The note receivable in 1995 reflected the balance owed by a real estate developer for the sale of approximately 152 acres of land. The promissory note was paid in full during 1995, with $200,000 of the principal being received during the first quarter, 1995 and the balance in the fourth quarter of 1995.


Note G. - LONG TERM DEBT

                                    June 30,        Dec. 31,       June 30,
                                    1996            1995           1995
                                    --------        --------       --------
First mortgage bonds,
 Series E 9.64% due
 September 2011                     $4,700,000      $4,700,000     $4,700,000
 Note Payable                        1,592,500       1,300,000      1,696,783
 Other                                       0             564          3,189
                                     ---------       ---------      ---------
                                    $6,292,500      $6,000,564     $6,399,972

First Mortgage Bonds

   Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $373,000 was available to pay dividends at June 30, 1996, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

        There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable

        In April 1994, the Company converted certain short term borrowings to a ten-year $1,500,000 secured term loan, established a $1,500,000 two-year secured revolving line of credit to fund additional capital improvements, and obtained a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The two-year revolving period expired in April
1996 and has been renewed for another two year period through April, 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1995 and through July 2000 is 8.18%. Interest is payable monthly. The renewed two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $330,000 on the revolving line of credit at June 30, 1996.

In April 1996, the unsecured, working capital line of credit was extended for one year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. There were no outstanding borrowings on the unsecured line of credit at June 30, 1996.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                June 30,          Dec. 31,         June 30,
                                1996              1995             1995
                                --------          --------         --------
Accounts Payable                $131,480          $116,313         $193,135

Accrued Expenses:
  Taxes                          178,599          297,810           195,491
  Interest                       151,192          151,172           151,120
  Pension                         87,858           72,710            85,839
  Other                           61,815           36,483            64,673
                                 -------          -------           -------
                                $610,944         $674,488          $690,258

The fluctuation in "Accounts Payable" reflects primarily a $44,000 progress payment owed to the contractor on a main replacement project, included as a payable at June 30, 1995 with no comparable balance due as of December 31, 1995 or June 30, 1996. The main replacement is required by the State of Connecticut and the costs will be reimbursed by the State to the Company. - See Note D - Accrued Utility Revenue. The fluctuation in taxes primarily reflects the increased liability for federal income taxes as of year-end due to increased taxable income for 1995 resulting from the land sale. - See Note F. Note Receivable.

                                June 30,           Dec. 31,         June 30,
                                1996               1995             1995
                                --------           --------         --------
Post Retirement Benefit
 Other Than Pensions            $21,000            $ 0              $16,972

The fluctuation in Other accruals reflects the accrual for post retirement benefits other than pension ("PBOP") which is funded by year end.

Note I - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has provided for a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three and six months ended June 30, 1996 and 1995 such deferred land disposition gains (net of income taxes) were included in income as follows:

                             Three Months Ended         Six Months Ended
                             June 30,     June 30,      June 30,     June 30,
                             1996         1995          1996         1995
                             --------     --------      --------     --------
Amortization of Prior Years'
 Deferred Income on
  Land Dispositions, net     $36,691      $27,832       $73,381      $54,248

    The increase in the amortization for the three months and six months ended June 30, 1996 vs 1995 reflects primarily the additional amortization in 1996 of the gain deferred from the proceeds received in November of 1995 from a previous installment sale. See Note F-Note Receivable.

    The receipt of a $200,000 installment payment in March of 1995 with respect to that installment sale resulted in a gain in that quarter - see Note F, Note Receivable, and Management's Discussion and Analysis. The gain recognized from this payment in March 1995 was $46,494, net of tax. The remaining portion of this gain was deferred and is to be amortized. There were no land sales during the first six months of 1996.

Note J - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 753,602 and 749,176 for the three month periods ended June 30, 1996 and 1995, respectively and 752,956 and 749,172 for the six months ended June 30, 1996 and 1995, respectively.

Note K - RATE MATTERS

Effective January 1, 1996, the DPUC granted the Company increased rates designed to produce additional annual revenues of $289,333 (an increase of approximately 6.89% over previous rates).

Note L - EQUITY

Stock Option Plans

    In 1994, the Company adopted two stock option plans, nonemployee director option plan and a key employee stock option plan. 75,000 shares were authorized under the two plans, which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of December 31, 1995, options for 57,750 shares had been granted to directors and employees of the Company under both plans.

Dividend Reinvestment Plan

    In 1994, the Company also adopted a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares available under the plan may be purchased at their fair market value price on the date of the dividends to be invested in the new shares.

    In 1995 the Company issued 3,114 shares of common stock at a value of $31,108 in lieu of cash dividends in connection with its dividend reinvestment plan. Through June 30, 1996, an additional 2,825 shares of common stock were issued at a value of $27,501 in lieu of cash dividends.


                                  ITEM II
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

    Net income increased $43,904 (83%) to $96,653 in the second quarter of 1996 from $52,749 in the second quarter of 1995. The increase for the quarter reflects an increase in operating revenue, an increase in the amortization of prior years' deferred income on land dispositions and lower interest expense partly offset by a reduction in other income, net.

    For the six months ended June 30, 1996, net income increased $31,815 (24%) to $166,714 from $134,899 for the first six months of 1995. The increase for the first six months of 1996 compared to the same period of 1995 resulted primarily from an increase in operating revenue, additional amortization of prior years' deferred income and lower interest expense, partly offset by decreases in other income, net. Also, there was no current year gain on land sales in 1996 as compared to a gain of $46,494 recorded in March, 1995. (See Note I to the Financial Statements).

Operating Revenues

    In the second quarter of 1996, operating revenues increased $38,088 (3.6%) over the same period of 1995. The increase was primarily the result of the impact in 1996 of the 6.89% rate increase, which became effective on January 1, 1996, (see Note K to the Financial Statements). Water consumption by all customer classes declined 3% in the aggregate during the second quarter of 1996 as compared to the second quarter of 1995. The decline in commercial consumption accounted for approximately 80% of the total decrease in consumption.

    For the six months ended June 30, 1996, operating revenue increased $113,384 (5.6%) reflecting the January 1, 1996 rate increase of 6.89%, partly offset by decreased commercial and municipal water consumption.

Operating Expenses

    Operating expenses increased $3,728, less than one percent when comparing the second quarter of 1996 to the second quarter of 1995. The increase reflects increases in non-controllable expenses net of the efforts of the Company to control costs and the lower water consumption levels requiring less costs. Non-controllable expense increases include depreciation expense, taxes other than income and taxes on income. Depreciation expense increased $5,529 as a result of utility plant additions. Taxes other than income increased $6,723 (5%) as a result of increases in property taxes and increased gross receipts tax due to increased revenue. Taxes on income increased $11,800 reflecting an increase in taxable income. The above increases were partially offset by lower consulting costs, which in 1995 related to improving the collection process, and a reduction of purchased water costs of $11,374 (6%).

    Operating expenses for the first six months of 1996 increased $33,124 (2%) over the same 1995 period, also as a result of increased non-controllable costs. A portion of this six month increase was the result of $16,973 (up 37%) in added maintenance costs, primarily to repair one large main break. The overall increase in operating expenses also reflects a $46,672 increase in taxes on the Company's increased taxable income, and a $8,453 increase in depreciation expense as a result of the increase in utility plant. These increases were partially offset by a $30,330 reduction in purchased water costs and lower consulting costs related to the improved collection process versus 1995.

Amortization of Prior Years' Deferred Income on Land Dispositions, net

    The amortization of prior years' deferred income on land dispositions, net of taxes increased $8,859 (31%) to $36,691 for the second quarter of 1996 from $27,832 in the same quarter of 1995. For the six months ended June 30, 1996 compared to the same period of 1995, the amortization of prior years' deferred income increased $19,133 (35%). The increase for both periods reflects primarily the additional amortization of gains deferred from land sales the proceeds from which were received during 1995.

Other Income, net

    Other income, net, decreased $9,319 and $38,413 between 1996 and 1995 for the three months and six months, respectively, due primarily to the decrease in interest income on the note receivable, which had been accruing at the prime rate in 1995 and was paid in full in November, 1995.

Interest and Amortization of Debt Discount & Expense

    Interest expense decreased $10,004 and $17,329, respectively, for the three and six months ended June 30, 1996 as compared to the same periods of 1995. The level of the Company's debt, which is incurred on a regular basis to finance required additions to utility plant, was reduced by the application to that debt of installment payments received by the Company in 1995 from a prior sale of land.

                            FINANCIAL CONDITION

    The Company applied to the Connecticut Department of Public Utility Control ("DPUC") on July 3, 1995 for authority to increase rates generally. Effective January 1, 1996, the DPUC granted the Company increased rates, designed to provide additional annual revenues of $289,333 (6.89%).

    The Company generates sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. The Company believes that by selling excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $8,726,000. Such land dispositions are subject to approval by the DPUC.

    The Company's 1996 Capital Budget of $1,140,000 is two-tiered. The first tier, totalling $805,000, includes $268,000 for routine annual expenditures for services, mains, hydrants, and meters, as well as $240,000 for low system distribution improvements, $115,000 for the painting of two storage tanks, $150,000 for small main replacements and $32,000 toward Level "A' Mapping to be used in the process of protecting the Housatonic Well Field aquifer. The Company has expended $508,000 on its tier one budget through the first six months. The Company expects to fund the routine annual expenditures from internally generated funds and the balance of the first tier budget from borrowings under its $1,500,000 secured, two-year revolving line of credit.

    The second tier of the 1996 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $335,000 of budgeted plant additions. Plant additions from this part of the 1996 budget will require external financing in addition to the Company's two-year revolving line of credit. The second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1996.

    As of June 30, 1996, the Company has approximately 1,460 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company defers the costs it incurs to prepare the excess land for sale. It allocates non-specific land sale costs among all parcels available for sale, based upon the total acres available for sale when the costs are incurred. The costs are charged against the proceeds received when a parcel is sold. The $138,494 increase in deferred charges during the first six months of 1996 primarily reflects costs for surveys and maps related to readying these land parcels for sale, as well as, costs incurred during the application process for the proposed sale to the City of Ansonia noted below.

    On April 30, 1996, the Company entered into a Purchase and Sale Agreement with the City of Ansonia, Connecticut (the "City") for the sale by the Company to the City of approximately 59.24 acres of unimproved real property for the purchase price of $1,041,350. Approval of the transaction by the DPUC and the City's Board of Aldermen, both of which were conditional to the consummation of the transaction, have been received, and is anticipated that the sale will occur during 1996.

    The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1996, even if current discussions lead to a sales agreement in the near future.

    In 1994 the Company entered into a credit facility with Fleet Bank, N.A. consisting of $1,500,000 of a term loan due in the year 2004 and a secured, two-year line of credit also in the principal amount of $1,500,000. On May 1, 1996, the DPUC granted approval to the Company to renew its two year revolving facility, in accordance with Fleet Bank's commitment. The secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a six year term loan at the end of the two year revolving period. The Company also maintains an additional one-year, unsecured line of credit in the amount of $600,000 to be used for working capital purposes.

    The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization. The outstanding balance under the two year revolving line of credit at June 30, 1996 was $330,000. The effect of the limitation noted above, as of June 30, 1996, was to limit the Company to $650,000 of additional borrowings on the revolver until the Company obtains additional equity capital. The DPUC has also required that the Company's ratio of long-term debt to total capital be reduced to 62% by the end of the new two-year revolving period.

    In 1994, the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The plan was approved by the DPUC on May 24, 1995. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since the plan's implementation just prior to the June 30, 1995 dividend, a total of $31,108 was reinvested in 1995 and an additional $27,501 was reinvested during the first six months of 1996.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    During the second quarter of 1996, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on June 12, 1996, as follows:

    a) Election of Directors - All nominees for Director were elected, as follows:

                                   Votes Cast    % of Votes    Abstentions
                     Votes Cast    Against or    Cast in       & Broker
 Name of Nominee     In Favor      Withheld      Favor         Non-Votes
 ---------------     ----------    ----------    ----------    -----------
 Stephen P. Ahern    650,923        3,952        99.4           98,712
 E.G. Brickett       650,923        3,952        99.4             "
 J.E. Cohen          650,923        3,952        99.4             "
 B. Henley-Cohn      650,923        3,952        99.4             "
 A.J. Rivers         650,923        3,952        99.4             "
 B.L. Sauerteig      601,606       53,267        91.9             "
 K.E. Schaible       649,879        4,996        99.2             "
 C.T. Seccombe       650,123        4,752        99.3             "
 D. Silverstone      649,911        4,964        99.2             "

    b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as auditors for the Company to make the annual audit for the 1996 fiscal year. There were 634,690 shares voted in favor, representing 96.9% of all shares voting. There were 20,185 voting against and 98,712 abstentions and broker non-votes.

Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits -  None.
    (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated May 6, 1996, with respect to the Company's entering into a purchase and sale agreement with the City of Ansonia to sell to the City of Ansonia approximately 59.24 acres of real property for a purchase price of $1,041,350.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                               BIRMINGHAM UTILITIES, INC.
                                               Registrant



                                               /s/ Aldore J. Rivers
Date: August 13, 1996                          Aldore J. Rivers, President



Date: August 13, 1996                          /s/ Paul V. Erwin
                                               Paul V. Erwin, Treasurer