Form 10-Q
period 1996-09-30
BIRMINGHAM UTILITIES INC
filed 1996-11-14
CIK 6694

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON  D.C.   20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended September 30, 1996 Commission File Number 0-6028


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
                                       Yes   X         No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at Oct. 31, 1996
Common stock, no par value                      756,776


ITEM I.  FINANCIAL STATEMENTS

                      BIRMINGHAM UTILITIES, INC.
                            BALANCE SHEETS
  As of September 30, 1996, December 31, 1995 and September 30, 1995

                              (Unaudited)                    (Unaudited)
                              Sept. 30,        Dec. 31,       Sept. 30,
                              1996             1995           1995
ASSETS:
Utility Plant                 $17,345,831      $16,352,307     $16,236,250
Accumulated depreciation       (5,424,650)      (5,130,305)     (5,054,758)
                               11,921,181       11,222,002      11,181,492
Current Assets:
 Cash and cash equivalent         348,111          398,869          82,048
 Accounts receivable, net of
  allowance for doubtful
  accounts                        626,966          725,154         801,139
 Accrued utility revenue          409,872          412,876         469,860
 Materials & supplies              52,167           50,840          46,798
 Prepayments                       77,172           27,160          88,333
   Total current assets         1,514,288        1,614,899       1,488,178

Note receivable                         0                0       1,013,222
Deferred Charges                  800 898          713,417         784,937
Unamortized debt expense          196,212          205,429         209,162
Income taxes recoverable          456,659          456,659         372,247
Other assets                      411,159          411,352         417,949
                                1,864,928        1,786,857       2,797,517

                              $15,300,397      $14,623,758     $15,467,187

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par value,
 authorized 2,000,000 shares;
 issued and outstanding
 9/30/96-756,806;
 12/31/95-752,282;
 9/30/95-750,981              $ 2,213,805      $ 2,172,116     $ 2,161,181
 Retained earnings              1,629,632        1,235,482       1,057,541
                                3,843,437        3,407,598       3,218,722

Note Payable                    1,243,750        1,300,000       1,919,106
Long-term debt                  4,700,000        4,700,564       4,703,189
                                5,943,750        6,000,564       6,622,295
Current Liabilities:
  Current portion of
   note payable                    75,000           75,000         289,664
  Acounts payable and
   accrued liabilities            915,458          674,488         474,240
     Total current
     liabilities                  990,458          749,488         764,240

Customers' advances
 for construction               1,264,696        1,229,985       1,258,913
Contributions in aid
 of construction                  719,736          719,736         719,736
Regulatory liability-income
 taxes refundable                 195,049          195,049         202,641
Deferred income taxes           1,232,779        1,263,932       1,152,694
Deferred income on disposition
 of land                        1,110,492        1,057,406       1,527,946
Commitment and contingent
 liabilities                  $         0      $         0      $         0
                              $15,300,397      $14,623,758      $15,467,187

The accompanying notes are an integral part of these financial statements.

                        BIRMINGHAM UTILITIES, INC.
                STATEMENTS OF INCOME AND RETAINED EARNINGS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)


                               Three Months Ended       Nine Months Ended
                                    Sept. 30,               Sept. 30,
                               1996         1995        1996          1995
Operating Revenue (Note B)   $1,129,750  $1,169,460    $3,286,685  $3,213,011

Operating Expenses:
 Operations and Maintenance     205,785     198,843       607,349     597,603
 Purchased Water                173,741     218,366       499,574     574,529
 Administrative and General     270,616     254,178       815,604     810,092
 Depreciation                    99,318      98,943       295,794     286,966
 Taxes Other Than Income        101,908     137,669       384,701     402,011
 Taxes on Income                 53,456      45,382       105,278      50,532
 Total Operating Expense        904,824     953,381     2,708,300   2,721,733

Utility Operating Income        224,926     216,079       578,385     491,278

Amortization of Prior Years'
  Deferred Income on Land
  Dispositions, net              36,690      27,831       110,071      82,079
  (Net of income taxes of
  $25,165 and $78,304 in 1996
  and $19,825 and $58,467 in
  1995 for the three months
  and nine months, respectively)

Other Income, net                23,771      29,931        55,236      97,809

Income before interest expense  285,387     273,841       743,692     671,166

Interest and Amortization of
  Debt Discount & Expense       162,007     158,600       453,598     467,520
Income from dispositions of
 land,  net (net of income
 taxes of  $266,130 and
 $32,935 in 1996 and 1995,
 respectively)                  386,709      -0-          386,709      46,494

Net income                      510,089     115,241       676,803     250,140

Retained earnings, beginning  1,217,724   1,032,284     1,235,482   1,077,185
Dividends paid                   98,181      89,984       282,653     269,784

Retained earnings, ending    $1,629,632  $1,057,541    $1,629,632  $1,057,541

Earnings per share               $.68        $.15          $.90        $.33
Dividends per share              $.13        $.12          $.375       $.36

The accompanying notes are an integral part of these financial statements.

                        BIRMINGHAM UTILITIES, INC.
                         STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)

                                          Nine Months Ended  Nine Months Ended
                                            Sept. 30, 1996     Sept. 30, 1995

Cash Flows From Operating Activities
  Net Income                                    $676,803         $250,140

  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                  335,229          314,012
  Amortization of deferred income, net of tax   (110,071)         (82,079)
  Income from current year land dispositions,
    net of tax                                  (386,709)         (46,494)
  Increases and decreases in assets
    and liabilities:
  Accounts receivable and accrued utility
    revenue                                      101,192          (47,961)
  Materials and supplies                          (1,327)           1,349
  Prepayments                                    (50,012)         (48,907)
  Accounts payable and accrued expenses         (123,592)         (80,845)
  Other assets and deferred charges, net        (218,027)        (222,473)
  Deferred income taxes                         ( 11,025)        ( 15,120)
  Customer advance (refund) for construction      34,711          100,458
  Total Adjustments                             (429,631)        ( 97,820)

Net cash flows provided by operating activities  247,172          152,320

Cash flows from investing activities:
  Net construction expenditures               (1,042,753)        (497,128)
  Proceeds from sale of utility plant              1,251              759
  Proceeds from land dispositions              1,041,350          200,000
Net Cash flows (used in)
  investing activities                        (      152)        (296,369)

Cash flows from financing activities:
  Increase in current note payable                 -0-            124,664
  Increase (decrease) in long-term debt          (56,814)         293,542
  Dividends paid, net of reinvested dividends   (240,964)        (250,921)

Net Cash flows provided by
   financing activities:                        (297,778)         167,285

Net (decrease) in cash & cash equivalents       ( 50,758)          23,236
Cash & cash equivalents, beginning               398,869           58,812
Cash, ending                                    $348,111         $ 82,048

Supplemental disclosure of cash flow
 information:
      Cash paid for
        Interest                                $547,022         $569,512
        Income Taxes                            $207,800         $ 60,575

Supplemental disclosure of non-cash flow information:
      The Company receives contributions
      of plant from builders and developers.
      These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.


            Gross Plant, additions           $1,042,753          $497,128
            Customers' advances for
              construction                     ( 34,711)         (100,458)
            Capital expenditures, net        $1,008,042          $396,670

The accompanying notes are an integral part of these financial statements.

                    BIRMINGHAM UTILITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

Note A. - UNAUDITED STATEMENTS

      The statements as of and for the three and nine months ended September 30, 1996 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1995 has been audited.

Note B. - SEASONALITY OF REVENUE

      The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three and nine months ended September 30, 1996 and September 30, 1995, if annualized, do not necessarily reflect annual results.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts Receivable, net declined $98,188 during the first nine months of 1996, as the result of a more formalized collection effort developed during 1995, as well as, lower third quarter utility operating revenue in 1996 versus 1995.

Note D. - ACCRUED UTILITY REVENUE

      Accrued Utility Revenue at September 30, 1996 and December 31, 1995 includes $60,707 and $84,380, respectively, in costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. At September 30, 1995 the balance due for that project and included in accrued utility revenue totaled $80,022. The Company's costs are reimbursable to the Company by the State of Connecticut.

Note E. - PREPAYMENTS

Prepayments consist of:
                           Sept. 30,      Dec. 31,      Sept. 30,
                           1996           1995          1995
Insurance                  $ 38,685       $ 7,545       $ 44,369
Legal & accountg.fees         9,242             0         13,054
Other prepaid expenses       47,927        19,615         30,910

                           $ 77,172       $27,160       $ 88,333

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

Note F. - NOTE RECEIVABLE:

      The $1,013,222 note receivable as of September 30, 1995 reflected the balance owed by a real estate developer for the sale of approximately 152 acres of land. The promissory note was paid in full during 1995, with $200,000 of the principal being received during the first quarter, 1995 and the balance in the fourth quarter of 1995.

Note G. - LONG TERM DEBT

                              Sept. 30,            Dec. 31,            Sept. 30,
                              1996                 1995                1995
First mortgage bonds,
 Series E 9.64% due
 September 2011            $4,700,000            $4,700,000         $4,700,000
 Note Payable               1,243,750             1,300,000          1,919,106
 Other                              0                   564              3,189
                           $5,943,750            $6,000,564         $6,622,295

First Mortgage Bonds

      Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $771,822 was available to pay dividends at September 30, 1996, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

      There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until the bonds are paid in full.

Note Payable

      In 1994, the Company (a) converted certain short term borrowings to a ten-year $1,500,000 secured term loan, (as of September 30, 1996 the principal balance has been paid down to $1,318,750, $75,000 of which is paid down annually, therefore $1,243,750 is long-term) (b) established a $1,500,000 two-year secured revolving line of credit to fund additional capital improvements, and obtained a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The two-year revolving period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1995 and through July 2000 is 8.18%. Interest is payable monthly. The renewed two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were no outstanding borrowings on the revolving line of credit at September 30, 1996.

In April 1996, the unsecured, working capital line of credit was extended for one year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. There were no outstanding borrowings on the unsecured line of credit at September 30, 1996.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                              Sept. 30,            Dec. 31,            Sept. 30,
                              1996                 1995                1995
Accounts Payable              $193,988             $116,313            $121,126

Accrued Expenses:
  Taxes                        510,469              297,810             154,036
  Interest                      46,513              151,172              37,876
  Pension                       95,429               72,710             120,689
  Other                         69,159               36,483              40,849
                              $915,458             $674,488            $474,576

The fluctuation in "Accounts Payable" reflects primarily a progress payment owed to a contractor on a main replacement project, included as a payable at September 30, 1996 with no comparable balance due as of December 31, 1995 or September 30, 1995. The fluctuation in taxes primarily reflects the increased liability for federal income taxes as of September 30, 1996, due to increased taxable income for 1995 resulting from the September 26, 1996 land sale. - See Note I. Deferred Gains on Land Dispositions.

                              Sept. 30,        Dec. 31,        Sept. 30,
                              1996             1995            1995

Post Retirement Benefit
 Other Than Pensions          $32,400          $ 0             $25,972

The fluctuation in Other accruals primarily reflects the accrual for post retirement benefits other than pension ("PBOP") which is funded by year end.

Note I - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has provided for a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three and nine months ended September 30, 1996 and 1995 such deferred land disposition gains (net of income taxes) were included in income as follows:

                                   Three Months Ended    Nine Months Ended
                                         Sept. 30,           Sept. 30,
                                   1996          1995    1996         1995
Amortization of Prior Years'
  Deferred Income on
      Land Dispositions, net     $36,690       $27,831  $110,071    $82,079

      The increase in the amortization for the three months and nine months ended September 30, 1996 vs 1995 reflects primarily the additional amortization in 1996 of the gain deferred from the proceeds received in November of 1995 from a previous installment sale. See Note F-Note Receivable.

      In September 1996, the Company sold excess land for an aggregate purchase price of $1,041,350 resulting in an after tax gain of $529,739. Under the ratemaking procedures approved by the Connecticut Department of Public Utility Control ("DPUC"), the Company included $386,709 of the gain in the third quarter. In accordance with the DPUC's order approving the sale, the remainder of the gain is deferred and will be recognized over the four years ending September 30, 2000.

Note J - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 755,125 and 749,879 for the three month periods ended September 30, 1996 and 1995, respectively and 753,665 and 749,397 for the nine months ended September 30, 1996 and 1995, respectively.

Note K - RATE MATTERS

Effective January 1, 1996, the DPUC granted the Company increased rates designed to produce additional annual revenues of $289,333 (an increase of approximately 6.89% over previous rates).

Note L - EQUITY

Stock Option Plans

      In 1994, the Company adopted two stock option plans, a non employee director option plan and a key employee stock option plan. 75,000 shares were authorized under the two plans, which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of September 30, 1996, options for 60,750 shares had been granted to directors and employees of the Company under both plans.

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

      In 1995 the Company issued 3,114 shares of common stock at a value of $31,108 in lieu of cash dividends in connection with its dividend reinvestment plan. Through September 30, 1996, an additional 4,524 shares of common stock were issued at a value of $41,689 in lieu of cash dividends.


                                 ITEM II

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

      Net income increased $394,848 (343%) to $510,089 in the third quarter of 1996 from $115,241 in the third quarter of 1995. The increase for the quarter reflects the $386,709 current year gain on land sales in the third quarter of 1996 as compared to no current year gains in the third quarter,
1995.   Without the impact of the current year land sale gain, quarterly net income increased $8,139 (7%) to $123,380 in the third quarter 1996 from $115,241 in the third quarter 1995. This increase was primarily the result of increased utility operating income. Lower 1996 third quarter operating revenue, resulting from reduced consumption during the relatively wet 1996 third quarter compared to the record draught conditions in the third quarter of 1995, was more than offset by lower operating expenses, particularly purchased water costs.

      For the nine months ended September 30, 1996, net income increased $426,663 (171%) to $676,803 from $250,140 for the first nine months of
1995. The increase for the nine months 1996 compared to 1995 also resulted primarily from the $340,215 increase in current year land sale gains of $386,709 for the first nine months of 1996 compared to $46,494 for the first nine months of 1995. Nine month net income without the impact of the current year gains increased $86,448 (42%) to $290,094 for the 1996 period from $203,646 for the 1995 period. This increase was primarily caused by increased operating revenue, a reduction in purchased water costs and taxes other than income, and an increase in the amortization of prior years deferred gains. (See Note H to the Financial Statements).

Operating Revenues

      For the third quarter of 1996, operating revenues decreased $39,710 (3.4%) from the same period of 1995. The decrease was primarily the result of reduced water consumption. During the third quarter of 1995, the region experienced record draught conditions as compared to the relatively wet third quarter of 1996. Water consumption by all customer classes declined 13.8% in the aggregate during the third quarter of 1996 compared to the third quarter of 1995. This decline in consumption was partly offset by the impact in 1996 of a 6.89% rate increase, which became effective on January 1, 1996, (see Note K to the Financial Statements).

      For the nine months ended September 30, 1996, operating revenue increased $73,674 (2.3%) over the same 1995 period reflecting the January 1, 1996 rate increase of 6.89%, which was partly offset by decreased water consumption.

Operating Expenses

      Operating expenses decreased $48,557 (5.1%), when comparing the third quarter of 1996 to the third quarter of 1995. The decrease primarily reflects lower water consumption, resulting in a $44,625 (20.4%) reduction in purchased water expense. Taxes other than income decreased $35,761, primarily due to a re-valuation and reduced mill rate for personal property taxes in one of the towns in the Company's service area.

      Operating expenses of $2,708,300 for the first nine months of 1996 decreased $13,433 from $2,721,733 for the same period of 1995. This reduction was primarily caused by a $74,955 (13%) decrease in purchased water expense resulting from reduced consumption of water in 1996 compared to 1995. Taxes other than income decreased $17,310 for the nine months of 1996 compared to 1995, reflecting the re-valuation and mill rate reduction.

Amortization of Prior Years' Deferred Income on Land Dispositions, net

      The amortization of prior years' deferred income on land dispositions increased $8,859 (32%) to $36,690 for the third quarter of 1996 from $27,831 in the same quarter of 1995. For the nine months ended September 30, 1996 compared to the same period of 1995, the amortization of prior years' deferred income increased $27,992 (34%). The increase for both periods reflects primarily the additional amortization of gains deferred from land sales which occurred during 1995.

Other Income, net

      Other income, net, decreased $6,160 and $42,573 between 1996 and 1995 for the three months and nine months, respectively, due primarily to the decrease in interest income on the note receivable, which was accruing at the prime rate in 1995 until it was paid in full in November 1995.

Interest and Amortization of Debt Discount & Expense

      The fluctuation in the average level of outstanding debt resulting from the timing of capital expenditures and the application of land sale proceeds, caused interest expense to increase for the three months ended September 30, 1996, compared to the same quarter of 1995, and decrease for the nine months comparison.


                           FINANCIAL CONDITION

      Effective January 1, 1996, the DPUC granted the Company increased rates designed to provide additional annual revenues of $289,333 (6.89%).

      The Company generates sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. The Company believes that by selling excess lands and reinvesting the net proceeds it can generate sufficient equity capital to support its recently updated 10 year capital budget, currently estimated at $11,602,000. Such land dispositions are subject to approval by the DPUC.

      The Company's 1996 Capital Budget of $1,140,000 is two-tiered. The first tier, totalling $805,000, includes $268,000 for routine annual expenditures for services, mains, hydrants, and meters, as well as $240,000 for low system distribution improvements, $115,000 for the painting of two storage tanks, $150,000 for small main replacements and $32,000 toward Level "A" Mapping to be used in the process of protecting the Housatonic Well Field aquifer. The Company has expended $691,000 on its tier one budget through the first nine months of 1996. The Company has funded and expects to continue to fund the routine annual expenditures from internally generated funds and the balance of the first tier budget from external sources. These external sources include either borrowings under its $1,500,000 secured, two-year revolving line of credit, net proceeds from land sales or a combination of both.

      The second tier of the 1996 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $335,000 of budgeted plant additions. Plant additions from this part of the 1996 budget will require external financing in addition to the Company's two-year revolving line of credit. Through September 30, 1996, the Company has expended approximately $182,000 on projects included in the second tier budget. The balance of planned second tier plant additions can be, and portions of them are expected to be, deferred to future years if funds are not available for their construction in 1996.

      As of September 30, 1996, the Company has approximately 1,400 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company defers the costs it incurs to prepare the excess land for sale. It allocates non-specific land sale costs among all parcels available for sale, based upon the total acres available for sale when the costs are incurred. The costs are charged against the proceeds received when a parcel is sold. The $87,481 net increase in deferred charges during the first nine months of 1996 primarily reflects costs for surveys and maps related to readying these land parcels for sale, as well as costs incurred during the application process for a 10-acre parcel subdivision.

      On September 26, 1996, the Company sold approximately 59.24 acres of unimproved real property to the City of Ansonia (the "City") for an aggregate purchase price of $1,041,350. On November 7, 1996, the Company agreed to sell to the Connecticut Department of Transportation ("DOT") a
3.68 acre parcel of land in Seymour, Connecticut for $175,000. The DOT sale is subject to approval by the DPUC, and the Company does not expect the transaction to be consummated until mid-1997.

      The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it does not expect to be able to consummate any such sales during 1996, even if current discussions lead to a sales agreement or sales agreements in the near future.

      The Company maintains a credit facility with Fleet Bank, N.A. consisting of a $1,500,000 term loan due in the year 2004 and a secured line of credit also in the principal amount of $1,500,000 which expires in April, 1998. The secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a six year term loan at the end of the two year revolving period. The Company also maintains an additional one-year, unsecured line of credit in the amount of $600,000 to be used for working capital purposes.

      The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization. There was no outstanding balance under the two year revolving line of credit at September 30, 1996. The limitation noted above, as of September 30, 1996, would not, given the Company's ratio of long term debt to total capital of 61% at that time, limit additional borrowings under the revolving line of credit. The DPUC has also required that the Company's ratio of long-term debt to total capital be no greater than 62% by the end of the new two-year revolving period.

      In 1994, the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The plan was approved by the DPUC on May 24, 1995. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since the plan's implementation just prior to the June 30, 1995 dividend, a total of $31,108 was reinvested in 1995 and an additional $41,689 was reinvested during the first nine months of 1996.


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



                          BIRMINGHAM UTILITIES, INC.
                          Registrant



                          /s/ Aldore J. Rivers
Date: November 14, 1996   Aldore J. Rivers, President


                          /s/ Paul V. Erwin
Date: November 14, 1996   Paul V. Erwin, Treasurer