Form 10-K405
period 1996-12-31
BIRMINGHAM UTILITIES INC
filed 1997-03-31
CIK 6694

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13, OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996 Commission file No. 0-6028
                       BIRMINGHAM UTILITIES, INC.
          (Exact Name of registrant as specified in its charter)

      CONNECTICUT                                  06-0878647
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

230 Beaver Street, Ansonia, CT                      06401
(Address of principal executive                  (Zip Code)
offices)

Registrant's telephone number including area code  (203)  735-1888

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

                              Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates* of the registrant based on the average bid and asked prices of such stock as of February 28, 1997: $5,399,961.

Indicate the number of shares outstanding or each of the registrant's class of common stock, as of the latest practicable date.

        Class                           Outstanding at February 28, 1997

Common Stock, no par value                     757,892

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

     During 1996 approximately 1.19 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 8,775 customers of whom approximately 98.7% are residential and commercial. No single customer accounted for as much as 10% of total billings in 1996. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

     The Company had, as of March 3, 1997, 18 full-time employees. The Company's employees are not affiliated with any union organization.

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



              Executive Officers of the Registrant


                              Business Experience
Name, Age and Position        Past 5 Years

Betsy Henley-Cohn, 44,
Chairwoman of the Board       Chairwoman of the Board of Directors
                              of the Company since May of 1992;
                              Chairman of the Board of Directors
                              and Treasurer, Joseph Cohn & Sons,
                              Inc, (painting contractors);
                              Director, United Illuminating
                              Company; Aristotle Corp.; Society
                              for Savings Bancorp., Director 1985
                              - 1993.


Aldore J. Rivers, 63,         President of the Company since 1985.
President


Item 2.  Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 4 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 3.8 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 6.8 MGD, while the average daily demand and the maximum daily demand on the system during 1996 were approximately 3.25 MGD and 3.99 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

     The Company has three emergency stand-by reservoirs (Peat Swamp, Quillinan and Middle) with a storage capacity of 484 million gallons and a safe daily yield of approximately 2.2 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by the Company to supply water to the system. In addition, the Company owns the Great Hill reservoir system and the portion of the Sentinel Hill Reservoirs located in Derby which were abandoned as usable reservoirs in 1994 and 1988 respectively, with the approval of the Health Department. Because these reservoirs do not meet the requirements of the SDWA and because of their minimal storage capacity, the Company has determined that they are not large enough to build filtration plants to bring the water into compliance economically. During 1996, the Company sold to the City of Ansonia a portion of the Sentinel Hill Reservoir system and its watershed located in Ansonia.

     The Company's dams are subject to inspection by and the approval of the DEP. All of the Company's dams are in compliance with improvements previously ordered by the U.S. Army Corps. of Engineers.

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

     The Company's approximately 3,400 acres of land were acquired over the years principally in watershed areas to protect the quality and purity of the Company's water at a time when land use was not regulated and standards for water quality in streams were non-existent.

     Under Connecticut law a water company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved the Company's first Water Supply Plan in 1988 and an updated Water Supply Plan in 1993. Pursuant to abandonment permits issued by the Health Department in 1988, the Company abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain Lake Reservoir, and the land associated with them then became available for sale. In 1994, the abandonment of Great Hill Reservoir was approved by the Health Department.

     Since 1988, the Company has sold approximately 150 acres of land in Bethany for a gain after taxes of $765,367, 96 acres in Ansonia, Derby and Seymour for a net gain of $974,567, 151 acres in Seymour for a net gain of $796,527 and 59 acres in Ansonia for a net gain of $529,739.

     The Company believes that approximately 1,400 acres of its land holdings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See Note 1 to the Company's Financial Statements).


Item 3.  Legal Proceedings

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Market for the Registrant's Common Stock and Related
         Security Holding Matters

     As of February 28, 1997 there were approximately 496 record holders of the Company's common stock. Approximately 37% of the Company's stock is held in "nominee" or "street" name. The Company's common stock is traded on the NASDAQ Small-Cap Market. The market is not active, and actual trades are infrequent. The following table sets forth the dividend record for the Company's common stock and the range of bid prices for the last two calendar years. The stock prices are based upon NASDAQ records provided to the Company. The prices given are retail prices. The Company's Mortgage Bond Indenture under which its First Mortgage Bonds are issued contains provisions that limit the dividends the Company may pay, under certain circumstances.

                               Bid
                         High       Low        Dividend Paid
1995  First Quarter      10.50     10.50          $0.12
      Second Quarter     10.50     10.00          $0.12
      Third Quarter      10.50     10.50          $0.12
      Fourth Quarter     10.50     10.00          $0.12

1996  First Quarter      11.00     10.00          $0.12
      Second Quarter     11.00      9.50          $0.125
      Third Quarter      10.00      8.50          $0.13
      Fourth Quarter     10.00     10.00          $0.13

1997 Through February 28 10.50     10.50           -

Item 6.     Selected Financial Data

Presented below is a summary of selected financial data for the years 1992 through 1996:

                       (000's omitted except for per share data)

                      1996      1995      1994     1993      1992
Operating Revenues   $4,380    $4,238    $4,124   $4,033    $3,847
Income before
  Interest Charges      968       863       913      910       810
Income from Land
   Dispositions*        387       279         -        -        39
Net Income              765       518       363      378       342
Earnings Per Share**   1.02       .69       .48      .50       .46
Cash Dividends Declared
   (per share)**        .50       .48       .48      .46       .44
Total Assets         15,568    14,624    15,246   14,602    13,944
Long Term Debt        5,981     6,001     6,329    5,815     5,511
Short Term Debt         294        75       165        -         -
Shareholder Equity    3,841     3,408     3,220    3,217     3,195

* See Management Discussion and Analysis, Results of Operations - Land Dispositions

** Per share amounts for 1992 have been restated for comparability to reflect the impact of the July 16, 1993 two for one stock split.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                      RESULTS OF OPERATIONS

Net Income
     Net income increased from $362,520 in 1994 to $518,065 in 1995 and $764,737 in 1996.

     The $155,545 increase in net income from 1994 to 1995 reflected both a gain on a sale of land, recognized in 1995, of $279,101 and an increase of $34,970 in other income, resulting primarily from fees from a management contract. These increases were partially offset by increased operating expenses of $84,940 and a $73,586 increase in interest expense in 1995.

     Operating revenues in 1996 increased $141,696, and interest expense declined by $33,959, compared to 1995. Other income, however, decreased by $71,335 which resulted in an increase of $99,896 in net income before land sales.

     Current land sale gains of $386,709 in 1996, along with $161,065 in amortization of prior years gains produced total gains of $547,774 as compared with $400,998 in 1995. The increase of $146,776, when combined with the increase from operations of $99,896, resulted in the overall increase in 1996 net income of $246,672 over 1995 net income.

Revenues

     The Company's business is to provide water service to customers, primarily in the cities of Ansonia and Derby, Connecticut. In 1996, revenues from sales of water increased by $141,696 (3.34%) over 1995 revenues. The Company was granted a 6.89% increase in rates by the Connecticut DPUC effective January 1, 1996. Due to a sharp decline (5.77%) in water consumed by the Company's customers during the year, the Company did not enjoy the full impact of the increase granted. The decline in consumption is attributable, for the most part, to the wet summer of 1996, when consumption declined (13.80%) from the summer drought conditions of 1995. Consumption of water by commercial and industrial customers continued to decrease both from 1994 to 1995 and from 1995 to 1996, due to continuing poor economic conditions in the Company's service area, which has resulted in the loss of several commercial and industrial customers.

     In 1995, revenues increased $113,688 (2.8%) over 1994 revenues, primarily as a result of the full impact in 1995 of a July 20, 1994 2.75% annual rate increase granted by the Connecticut DPUC and the increased use of water during the 1995 summer drought conditions. Because of favorable supply situations, the Company did not need to impose use restrictions despite the drought.

     While residential water consumption and total water consumption were higher in 1995 than in 1994, commercial and industrial customers' consumption dropped from 1994 to 1995 for the same reasons as noted previously.

Operating Deductions

     Operating deductions in 1996 increased by only $4,424 (.0012%) when compared to 1995.

     Operating expenses declined by $109,136 in 1996 from the 1995 level, due mainly to a decrease in purchased water of $63,779 resulting from the weather differences previously noted. The other major expense reduction from 1995 to 1996 was $33,307 in special services caused mainly by decreased auditing fees.

     Maintenance expenses increased in 1996 by $70,133 over 1995, caused primarily by the harsh winter of 1996 which created the necessity for several major repairs. The increase of $12,207 in depreciation expense from 1995 to 1996 reflects the additions to plant of $2,885,872 over the past three years.

     Taxes other than income taxes decreased by $29,497, due to a decrease in property taxes caused by a sale of land and a decrease in the mill rate by one Town in the Company's service area, while the gross receipts tax increased due to the increase in revenues discussed previously.

     Operating deductions in 1995 increased $194,497 (5.6%) when compared to 1994. The cost of purchased water increased $53,904, due to the Company's increased reliance on purchased water during drought conditions experienced in 1995's summer months. The cost of maintaining distribution mains increased $26,064 primarily the result of fixing two significant main breaks in 1995. Customer account expense increased $31,368 as the result of a concerted collection effort which significantly reduced delinquent accounts during 1995. The remaining increase reflects the $28,990 increase in depreciation expense associated with the cost of capital expenditures of $671,390 in 1995 and $696,340 in 1994, the annual increase in salaries and the general level of inflation affecting many accounts, including the $18,875 increase in taxes other than income. The decline in taxes on income partially offset the impact of the increases noted above.

Interest

     Interest expense, which increased from $550,155 in 1994 to $623,741 in 1995, decreased in 1996 to $589,782, reflecting a sale of land in late September 1995 the proceeds of which were used to reduce debt incurred to fund the construction of improvements to utility plant, and the capitalization of $20,262 in interest costs.

Income Taxes

     Taxes on the Company's income from operations were $128,459, in 1996, $67,742 in 1995 and $95,884 in 1994. The decrease in 1995 from 1994 reflects the reduction in operating income in that year, while the increase in 1996 from 1995 reflects the increase in operating income for that year.

     The Company also incurs income tax liability for gains from land transactions, both in the year in which they occur and in the later years in which income, previously deferred in accordance with the DPUC's orders concerning the sharing of the gains between the Company's shareholders and ratepayers, is recognized by the Company. Taxes related to gains on land transactions were $382,107, $286,694 and $90,977 in 1996, 1995 and 1994, respectively. The Company's total income tax liability including both the tax on operating income and on land sale gains was $510,566 in 1996, $354,436 in 1995 and $186,861 in 1994.

Land Dispositions

     When the Company disposes of land, any gain, net of tax, recognized is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

     The 1996 statement of income reflects income from a disposition of land (net of taxes) of $386,709 and the 1995 statement of income reflects income from dispositions of land (net of taxes) of $279,101 which, in both cases, represent the stockholders' immediate share of income from land dispositions occurring in each year. In 1994, there were no dispositions of land.

     The second place where land disposition income is recognized in the financial statements is as a component of operating income on the line entitled "Amortization of Deferred Income on
Dispositions of Land."   These amounts represent the recognition of
income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions, net of tax was $161,065, $121,897 and $126,028 for the years 1996, 1995 and 1994, respectively.

      Recognition of deferred income will continue over time periods ranging from four to fifteen years depending upon the amortization period ordered by the DPUC for each particular disposition. See Note 7 of the Financial Statements.

Effects of Inflation

     The Company received a rate order from the DPUC allowing an increase in the Company's rates designed to produce increases in the Company's annual revenues of $113,287 (effective July 20,
1994).

     The Company sought approval for additional rate relief on July 3, 1995. As a result of that application, the DPUC approved a 6.9% increase in rates effective January 1, 1996 designed to produce an annual increase in revenues of approximately $289,333.


     The Company is currently reviewing the need to seek an additional rate increase in 1997 to become effective on or about
January 1, 1998.

                       FINANCIAL RESOURCES

     During 1996, 1995 and 1994, the Company's water operations generated funds available for investment in utility plant and for use in financing activities, including payment of dividends on common stock, of $348,773, $471,196 and $333,579, respectively (see Statement of Cash Flows).

     Net cash provided by operating activities decreased $122,423 from 1995 to 1996. The major factors causing the decrease were an increase in deferred charges and other assets of $80,425 related mostly to the promotion of land sales and a lesser contribution arising from changes in accounts receivable and accrued revenues and accounts payable and accrued liabilities.

     During the three-year period 1994, 1995 and 1996, the Company has generated sufficient funds to meet its day-to-day operational needs, including regular expenses, payment of dividends, and investment in normal plant replacements, such as new services, meters and hydrants. It expects to be able to continue to do so for the forseeable future. In order to meet day-to-day cash needs that may arise unexpectedly, the Company maintains an unsecured working capital line of credit of up to $600,000 with a local bank. There were borrowings outstanding of $125,000 under the working capital line of credit as of December 31, 1996 at an interest rate of 8.375% and at present an interest rate of 7.125%.

     Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. During 1996, 1995, and 1994, the Company's additions to utility plant, net of customer advances, cost $1,461,152, $600,278, and $619,773, respectively (see Statement of Cash Flows). These additions were financed primarily from external sources, including proceeds from land sales and increases in debt.

     The Company has outstanding $4,700,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subject to the lien of the Mortgage Indenture. The Company also has a secured, term loan with a principal amount outstanding on December 31, 1996 of $1,300,000, at an interest rate of 8.18%. The term loan provides for annual sinking fund payments and must be paid in full in 2004.

     The Company also maintains an additional, secured, two-year line of credit in the principal amount of $1,500,000 maturing on May 1, 1998. The secured line of credit is being used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a term loan at the end of the two year revolving period, with the term loan maturing in 2004. (See Note 6 to the Financial Statements). In April 1996 when the revolving loan financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit if, at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the two year revolving line of credit) would exceed 67% of the Company's total capitalization. The effect of the limitation,as of December 31, 1996, is to limit the Company to advances outstanding under the line of credit in the aggregate amount of approximately $750,000 for use on budgeted projects until such time as the Company obtains additional equity capital. There was a balance of $150,000 outstanding under the two year revolving line of credit at December 31, 1996 at an interest rate of 8.375% and at present an interest rate of 7.125%.

     The Company's 1997 Capital Budget of $1,430,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters budgeted for $230,000 in 1997 and is expected to be financed primarily with internally generated funds.

     The second tier of the 1997 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $1,200,000 of budgeted plant additions. Plant additions from this part of the 1997 budget will require external financing in addition to the Company's line of credit. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1997.

     As of December 31, 1996, the Company has approximately 1,400 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $11,824,000. Such land dispositions are subject to approval by the DPUC.

     During 1996, the Company entered into an agreement with the Connecticut Department of Transportation ("DOT") to sell to DOT a
3.6 acre parcel of land in Seymour for $175,000. The Company has applied to the DPUC for permission to sell the parcel, and the application is pending. The Company knows of no reason why the DPUC should not approve the sale. The DPUC has issued a schedule pursuant to which it expects to render a decision in May. Assuming a favorable decision, the Company hopes to be able to close the transaction shortly thereafter.

     On March 18, 1997, the Company entered into a Purchase and Sale Agreement with M/1 Homes, LLC ("M/1 Homes"), pursuant to which the Company agreed to sell and M/1 Homes agreed to purchase approximately 245 acres of the Company's unimproved real property in Seymour, Connecticut for $3,950,000. The purchase and sale are subject to the DPUC's approval. While the Company cannot predict whether it will be able to obtain the approval of the DPUC, it again knows of no reason why the DPUC should not approve the sale. Connecticut law requires that the DPUC render a decision on such an application within 150 days from its filing. The agreement between the Company and M/1 Homes may be terminated by the Company if it has not received the required approval by November 14, 1997. the obligation of M/1 Homes to purchase the property is conditioned upon its receipt of local, state and federal approvals of its proposed development of the site as an 18 hole golf course, along with not fewer than 180 detached residential units for adults 55 years old and older, a clubhouse and catering facilities. The agreement may be terminated by either party if M/1 Homes had not received all the required development approvals by December 31, 1998. There is a provision in the agreement to extend its term through December 31, 2000 to accommodate appeals of required governmental approvals, in which case the purchase price for the property will increase by $20,000 for each month, or portion thereof, after December 31, 1999 until the closing shall occur.
The Company cannot predict whether M/1 Homes will be able to obtain all of the required approvals.

     Finally, late last year the Company reached a tentative, non-binding agreement to sell all of the approximately 145 acres of the portion of its Sentinel Hill property located in Derby, Connecticut to the City of Derby for $1,800,000. The City expects to use the property primarily for open space purposes and, on March 19, 1997, obtained overwhelming voter approval to issue bonds to fund the purchase price. Since the voter approval, the Company and the City have been negotiating the terms of a definitive, binding agreement for the sale. If formal agreement between the parties is reached shortly as the Company expects, the Company will submit the agreement to the DPUC for approval approximately 40 days after reaching such agreement. The Company knows of no reason why the DPUC should not approve the sale.

     In 1994 the Company's Board of Directors approved a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. All regulatory approvals for the Plan were obtained during the first six months of 1995 and the Plan was in place for the quarterly dividends paid on June 30, 1995 and each quarterly dividend payment thereafter. Dividends reinvested during 1995 totalled $31,108 and in 1996 $51,386.

Item 8.  Financial Statements and Supplementary Data

Index To Financial Statements                     Page


Reports of Independent Accountants                13 & 14

Balance Sheet as of December 31, 1996 and
December 31, 1995                                 15 & 16

Statement of Income and Retained Earnings for
the three years ended December 31, 1996           17

Statement of Cash Flows for
the three years ended December 31, 1996           18

Notes to Financial Statements                     19 - 33

Financial Statement Schedule:
  Schedule IX - Short Term Borrowings             34


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                Report of Independent Accountants

February 24, 1995

To the Board of Directors and Shareholders of Birmingham Utilities, Inc.

In our opinion, the accompanying statements of income and retained earnings and of cash flows present fairly, in all material respects, the results of operations and cash flows of Birmingham Utilities, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Birmingham Utilities, Inc. for any period subsequent to December 31, 1994.

/s/ Price Waterhouse LLP


                  Independent Auditors' Report

To the Shareholders
Birmingham Utilities, Inc.
Ansonia, Connecticut

We have audited the accompanying balance sheets of Birmingham Utilities, Inc. as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Utilities, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

February 14, 1997
Bridgeport, Connecticut

                   BIRMINGHAM UTILITIES, INC.
                         BALANCE SHEETS
                   December 31, 1996 and 1995

                             Assets
                                              1996            1995
 Utility plant                             $17,766,937    $16,352,307
Accumulated depreciation                    (5,472,071)    (5,130,305)
                                            12,294,866     11,222,002
Current assets:
  Cash and cash equivalents                    185,479        398,869
  Accounts receivable, net of allowance
  for doubtful accounts of $75,000             681,194        725,154
  Accrued utility and other revenue            411,542        412,876
  Materials and supplies                        51,792         50,840
  Prepayments                                   34,586         27,160

     Total current assets                    1,364,593      1,614,899
Deferred charges                               870,736        713,417
Unamortized debt expense                       193,466        205,429
Income taxes recoverable                       422,844        456,659
Other assets                                   421,844        411,352

                                             1,908,961      1,786,857

                                           $15,568,420    $14,623,758

                   Shareholders' Equity and Liabilities
                                               1996          1995
Shareholders' equity:
  Common stock, no par value; authorized
  2,000,000 shares; issued and outstanding
  (1996, 757,892 shares;                     $2,221,786    $2,172,116
  Retained earnings                           1,619,188     1,235,116
                                              3,840,974     3,407,598
Notes payable                                 1,375,000     1,300,000
Long term debt                                4,606,000     4,700,564
                                              5,981,000     6,000,564
Current liabilities:
  Note payable                                  125,000
  Current portion of note payable
  and long-term debt                            169,000        75,000
  Accounts payable and accrued liabilitie       747,323       674,488

      Total current liabilities               1,041,323       749,488

Customers' advances for construction          1,291,114     1,229,985
Contributions in aid of construction            719,736       719,736
Regulatory liability - income taxes refundable  187,477       195,049
Deferred income taxes                         1,484,972     1,263,932
Deferred income on dispositions of land       1,021,824     1,057,406
Commitments and contingent liabilities
(Note 13)
                                             15,568,420   $14,623,758

              See notes to financial statements.

                   BIRMINGHAM UTILITIES, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
          Years Ended December 31, 1996, 1995 and 1994


                                             1996      1995       1994
Operating revenues:
  Residential and commercial              $3,325,758 $3,214,442 $3,089,759
  Industrial                                 169,070    164,192    152,402
  Fire protection                            628,558    615,563    608,954
  Public authorities                          74,320     83,212     97,933
  Other                                      182,065    160,666    175,339

                                           4,379,771  4,238,075  4,124,387
Operating deductions:
  Operating expenses                       2,394,730  2,503,866  2,370,823
  Maintenance expenses                       225,062    154,929    113,198
  Depreciation                               395,059    382,852    353,862
  Taxes, other than income taxes             509,799    539,296    520,421
  Taxes on income                            128,459     67,742     95,884

                                           3,653,109  3,648,685  3,454,188

                                             726,662    589,390    670,199

Amortization of deferred income on
dispositions of land (net of income taxes
of $115,977 in 1996, $90,091 in 1995 and
$90,977 in 1994)                             161,065    121,897    126,028

Operating income                             887,727    711,287    796,227

Other income, net                             80,083    151,418    116,448

Income before interest expense               967,810    862,705    912,675

Interest expense                             589,782    623,741    550,155

Income from dispositions of land (net of
income taxes of $266,130 in 1996 and
$196,603 in 1995)                            386,709    279,101      -

Net income                                   764,737    518,065    362,520

Retained earnings, beginning of year       1,235,482  1,077,185  1,074,266

Dividends                                    381,031    359,768    359,601

Retained earnings, end of year            $1,619,188 $1,235,482 $1,077,185

Earnings per share                             $1.02       $.69       $.48

Dividends per share                             $.50       $.48       $.48

Shares outstanding                           757,892    752,282    749,168

                  See notes to financial statements.

                      BIRMINGHAM UTILITIES, INC.
                       STATEMENTS OF CASH FLOWS
             Years Ended December 31, 1996, 1995 and 1994

                                              1996       1995        1994
Cash flows from operating activities:
  Net income                             $   764,737 $   518,065 $   362,520
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Income from land dispositions           (386,709)   (279,101)        -
    Depreciation and amortization            453,116     460,108     429,425
    Amortization of deferred income         (161,065)   (121,897)   (126,028)
    Deferred income taxes                   (302,617)   (256,489)     29,935
    Allowance for funds used during
    construction                             (20,262)        -       (21,515)
 Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable and accrued revenues         45,294      85,008    (103,588)
    (Increase) decrease in materials
      and supplies                              (952)     (5,391)      4,442
    Increase in prepayments                   (7,426)       (421)       (551)
    Increase (decrease) in accounts
      payable and accrued liabilities         72,835      99,067     (14,398)
    Increase in deferred charges and
      other assets                          (108,178)    (27,753)   (226,663)

Net cash provided by operating activities    348,773     471,196     333,579

Cash flows from investing activities:
 Capital expenditures                     (1,518,142)   (671,390)   (696,340)
 Sale of utility plant                         -           2,248       3,187
 Proceeds from land disposition            1,041,350         -           -
 Note receivable                               -       1,213,222         -
 Customer advances                            56,990      71,112      76,567
 Customer advances for construction           (9,180)     (2,107)     (6,074)

Net cash provided by (used in) investing
activities                                  (428,982)    613,085    (622,660)

Cash flows from financing activities:
 Issuance of long-term debt                     -           -      1,500,000
 Net borrowing under revolving line
    of credit                                275,000        -        340,000
 Repayment of long-term debt                 (75,564)    (75,564)    (50,939)
 Repayment of revolving line of credit          -       (340,000) (1,110,000)
 Debt issuance cost                           (2,972)       -        (38,267)
 Dividends paid, net                        (329,645)   (328,660)   (359,601)

Net cash provided by (used in) financing
activities                                  (133,181)   (744,224)    281,193

Net increase (decrease) in cash             (213,390)    340,057      (7,888)

Cash and cash equivalents, beginning of year 398,869      58,812      66,700

Cash and cash equivalents, ending of year   $185,479    $398,869     $58,812

                  See notes to financial statements.



                      BIRMINGHAM UTILITIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
             Years Ended December 31, 1996, 1995 and 1994

1. Accounting policies:

   Description of business:

   Birmingham Utilities, Inc.'s (the "Company") predominant business activity is to provide water service to various cities and towns in Connecticut. The Company's accounting policies conform to generally accepted accounting principles, and the Uniform System of Accounts and ratemaking practices prescribed by the Connecticut Department of Public Utility Control ("DPUC").

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

   Depreciation:

   For financial statement purposes, the Company provides for depreciation using the straight-line method. The rates used are intended to distribute the cost of depreciable properties over their estimated service lives. For income tax purposes, the Company provides for depreciation utilizing the straight-line and accelerated methods.

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


                     BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             Years Ended December 31, 1996, 1995 and 1994

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


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             Years Ended December 31, 1996, 1995 and 1994


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

   In addition, the Company is required to record an additional deferred liability for temporary differences not previously recognized. This additional deferred tax liability totaled $235,438 at December 31, 1996 and $261,610 at December 31, 1995. Management believes that these deferred taxes will be recovered through the ratemaking process. Accordingly, the Company has recorded an offsetting regulatory asset and regulatory liability.

   Employee benefits:

   The Company has a noncontributory defined benefit plan which covers substantially all employees. The benefits are primarily based on years of service and the employee's compensation. Pension expense includes the amortization of a net transition obligation over a twenty-three year period. The Company's funding policy is to make annual contributions in an amount that approximates what was allowed for ratemaking purposes consistent with ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

   The Company has a 401(k) Plan. Employees are allowed to contribute a percentage of salary, based on certain parameters. From January 1, 1994 through March 31, 1996 the Company matched 25% of employee contributions up to 6% of total compensation. Effective April 1, 1996, the Company matches 50% of employee contributions up to 6% of total compensation.

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


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             Years Ended December 31, 1996, 1995 and 1994

1. Accounting policies (continued):

   Compensated absences:

   Company policy and practice does not provide for any accumulated but unused vacation, sick time or any other compensated absences to be carried over beyond the year end.

   Deferred charges relating to land dispositions:

   Deferred charges are allocated to dispositions of land based on specific identification, if applicable, and on the percentage of acres disposed to total surplus acres.

   Land dispositions:

   The Company is actively seeking to dispose of surplus land not required for utility operations. The net gain of each disposition, after deducting costs, expenses and taxes is allocated between the shareholders and ratepayers by a method approved by the DPUC based on legislation passed by the Connecticut General Assembly. The portion of income applicable to shareholders is recognized in the year of disposition. Income attributable to ratepayers is deferred and amortized in a manner that reflects reduced water revenue arising from the sharing formula as determined by the DPUC.

   Unamortized debt expense:

   Costs related to the issuance of debt are capitalized and amortized over the term of the related indebtedness. The Company has received permission from the DPUC to amortize the costs associated with debt previously outstanding over the term of the new indebtedness.

2. Utility plant:

                                              1996         1995
Pumping, treatment and distribution        $13,368,635   $12,260,402
   Source of supply                        $ 3,126,167   $ 2,879,303
   General plant                             1,132,329     1,010,268
   Organization                                 30,219        30,219

                                            17,657,350    16,180,192
   Construction in process                     109,587       172,115


                 BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             Years Ended December 31, 1996, 1995 and 1994

3. Accounts payable and accrued liabilities:
                                                1996          1995
   Accounts payable                           $239,886      $116,313
   Accrued liabilities:
     Interest                                  151,027       151,172
     Taxes                                     173,777       297,810
     Pension                                   147,250        72,710
     Other                                      35,383        36,483

                                               747,323       674,488

4. Taxes, other than income taxes:
                                     1996        1995         1994
   Municipal                      $225,320    $267,183      $261,685
   Gross receipts                  215,300     208,201       198,548
   Payroll                          69,179      63,912        60,188

                                  $509,799    $539,296      $520,421

5. Long term debt:

                                                 1996         1995
   First mortgage bonds, Series E, 9.64%,
    due September 1, 2011                   $4,700,000    $4,700,000
   Other                                        -                564

                                            $4,700,000    $4,700,564

Pursuant to its Mortgage Bond Indenture, the Company has outstanding, a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the indenture provide, among other things, annual sinking fund requirements commencing September 1, 1997, and limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness.
Under the dividend limitation, approximately $696,000 was available to pay dividends at December 31, 1996 after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

There are no maturities of long term debt until September 1, 1997, when the Company is required to pay $94,000 and on each September 1 thereafter, until the bonds are paid in full.


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             Years Ended December 31, 1996, 1995 and 1994

6. Note payable:

In a previous year, the Company converted certain short term borrowings to a ten year $1,500,000 term loan, established a $1,500,000 revolving line of credit to fund additional capital improvements, and obtained an unsecured line of credit of $600,000 to be used for working capital purposes. The revolving line of credit and unsecured line of credit become due and payable May 1, 1998 and May 1, 1997, respectively, with the unsecured portion required to be reduced to a zero balance for 30 consecutive days prior to the maturity date. The outstanding balance of the revolving note may be converted to a term loan at maturity with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture - See Note 5) on all of the Company's utility property other than its excess land available for sale. The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1996 and through July 2000 is 8.18%. Interest is payable monthly. The revolving line of credit also has various interest rate options, including a variable rate at 0.125% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, or 90 days at 1.75% over the applicable LIBOR rate. Interest is payable monthly. Borrowings of $150,000 were outstanding on the revolving line of credit at December 31, 1996.

The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the revolving line of credit. Borrowings of $125,000 were outstanding on the unsecured line of credit at December 31, 1996. All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the revolving line of credit first and then the term loan and require maintenance of certain financial ratios and shareholders' equity of at least $3,000,000. In addition, the DPUC has restricted the Company from borrowing funds under the revolving line of credit if at any time or as a result of the borrowing, the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization. The DPUC has also required the Company's ratio of long-term debt to total capital not exceed 62% by May 1, 1998.

                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

6. Notes payable (continued):

   Minimum annual principal payments due on the term loan follows:

   Year ending December 31:
    1997                   $   75,000
    1998                       75,000
    1999                       75,000
    2000                       75,000
    2001                       75,000
    Thereafter                925,000

                           $1,300,000

7.  Deferred income on dispositions of land:

    Deferred income on the prior dispositions of land is amortized to operating income under a method that coordinates the sharing of the net gains from land sales between the Company's shareholders and ratepayers in accordance with a rate making formula approved by the DPUC. Amortization of deferred income and related taxes to be included in future years operating income for land sales completed as of the balance sheet date follow:

                                                           Amortization To Be
                                           Deferred        Included In
Year ending December 31: Deferred Income   Income Taxes    Operating Income
        1997             $  299,883        $124,718          $175,165
        1998                231,777          96,148           135,629
        1999                171,578          71,093           100,485
        2000                126,387          52,506            73,881
        2001                 87,233          36,382            50,851
       Thereafter           104,966          43,558            61,408

                         $1,021,824        $424,405          $579,419

   The amortization of deferred income on prior land sales does not include the effect of anticipated future land sales under the Company's ongoing land sales program.


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

8. Income taxes:

   The provisions for taxes on income for the years ended December 31, 1996, 1995 and 1994 consist of:

                                           1996       1995       1994
   Current:
     Federal                             $318,311   $212,705  $  26,820
     State                                112,765    111,526     20,838
   Deferred:
     Federal:
      Accelerated depreciation             81,714    117,076     96,405
      Alternative minimum tax credit
      Income on land dispositions          15,127   (112,489)    65,821
      Investment tax credit               (14,700)   (14,700)   (14,700)
      Construction advances and other      (5,071)    (6,165)    (9,137)
     State                                  2,420     30,372     25,156

                                         $510,566   $354,436   $186,861

   State deferred income taxes relate solely to timing differences in the recognition of income related to land dispositions.

   A reconciliation of the income tax expense at the federal statutory tax rate of 34 percent to the effective rate follows:

                                           1996       1995       1994
   Federal income tax at statutory
   rates                                $433,603    $296,650   $185,500
   Increase (decrease) resulting
   from:
     State income tax, net of federal
     benefit                              72,828      93,653     30,356
     Rate case expense                     4,536      (9,103)     9,187
     SFAS 106 expense in excess of
     funding                                 768       2,068        995
     Other, net                           13,531     (14,132)   (24,477)
     Investment tax credit               (14,700)    (14,700)   (14,700)

   Total provision for income taxes      510,566     354,436    186,861
   Taxes related to land dispositions   (382,107)   (286,694)   (90,977)

   Operating provision for taxes        $128,459   $  67,742  $  95,884

                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

8. Income taxes (continued):

   Deferred tax liabilities (assets) were comprised of the following:

                                                      1996       1995
   Depreciation                                   $1,572,362  $1,483,004
   Investment tax credits                            363,961     378,661
   Other                                             229,181     251,598

   Gross deferred tax liabilities                  2,165,504   2,113,263

   Land sales                                       (424,405)   (441,952)
   Alternative minimum tax                            (2,228)   (164,879)
   Other                                            (253,899)   (242,500)

   Gross deferred tax assets                        (680,532)   (849,331)

   Total deferred income taxes                    $1,484,972  $1,263,932

9. Related party transactions:

   The Company has paid legal and consulting fees to firms whose partners are directors and shareholders of the Company. During the years ended December 31, 1996, 1995 and 1994 fees paid amounted to $32,378, $34,748, and $27,912, respectively. Amounts due to these firms at year end are not significant.

10.Allowance for doubtful accounts:

                                           1996       1995       1994
   Allowance for doubtful accounts,
   beginning                             $75,000    $75,000    $100,000
   Provision                              43,237     46,712      42,487
   Recoveries                              8,549     13,036       1,916
   Charge-offs                           (51,786)   (59,748)    (69,403)

   Allowance for doubtful accounts,
   ending                                $75,000    $75,000    $ 75,000

11.Supplemental information:

   Amortization of deferred charges follows:

                                            1996       1995       1994
   Rate case and other                   $62,596    $62,592    $ 71,391
   Debt issue costs                       14,934     14,934      13,658

                                         $77,530    $77,526     $85,049

                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

11.Supplemental information (continued):

   The Company has received revenues through the rate making process to recover the amortization of deferred charges.

12.Postemployment benefits:

   Pension plan:

   The plan's funded status and related pension accrual follows:
                                                       1996        1995
   Actuarial present value of benefit
    obligations: Accumulated benefit obligation,
    including vested benefits of $523,864 in 1996
    and $413,926 in 1995                             $537,226     $419,625


   Projected benefit obligation                      (742,517)    (562,788)
   Plan assets at fair value                          502,793      460,380

   Projected benefit obligation in excess
   of plan assets                                    (239,724)    (102,408)
   Unrecognized prior service cost                    (44,183)     (46,437)
   Unrecognized deferred loss                         194,709       71,173
   Other liability                                    (33,311)        -
   Unrecognized net obligation at transition           88,077       93,949

   Prepaid (accrued) pension obligation included
   in accounts payable accrued liabilities         ($  34,432)   $  16,277

   The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.0% in 1996 and 7.5% in 1995.
     The expected long-term rate of return on assets was 8.0% and 8.5% in 1996 and 1995, respectively.

   Net periodic pension costs include the following components:
                                                1996      1995      1994
   Service cost                               $40,780   $30,077   $23,945
   Interest cost on projected benefit
   obligation                                  46,694    38,004    34,843
   Amortization of net loss from prior
   years                                        8,065     6,167     3,182
   Amortization of net obligation at
   transition                                   5,872     5,872     5,872
   Amortization of unrecognized prior
   service cost                                (2,254)   (2,263)   (2,271)
   Deferred gain (loss)                       (13,119)   61,097   (39,600)
   Actual return on assets                    (24,638)  (91,892)    9,507

   Net pension cost                           $61,400   $47,062    $35,478


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

12.Postemployment benefits (continued):

   Employer matching contributions to the 401(k) plan were $14,372, $7,731 and $6,722 in 1996, 1995 and 1994, respectively.

   Other postretirement benefit:

   The net periodic postretirement benefit cost includes the following components:

                                               1996       1995       1994
   Service cost-benefits earned during
   the period                                $19,612    $22,268    $15,230
   Interest cost on benefit obligation        29,385     29,700     35,205
   Actual return on plan assets              (16,003)   (27,185)     2,376
   Net amortization and deferral              (8,985)    11,430    (13,704)
   Amortization of transition
    obligation                                25,378     25,378     25,378

  Net periodic postretirement benefit
   cost                                      $49,387    $61,591    $64,485

   The funded status and the related accrual for postretirement benefits other than pensions were as follows:
                                                          1996       1995
   Accumulated postretirement benefit obligation:
     Retirees                                          ($234,544) ($233,530)
     Other vested                                      ( 196,674) ( 205,659)

                                                       ( 431,218) ( 439,189)
   Plan assets at fair value                             214,759    170,275

   Accumulated postretirement obligation in excess
   of plan assets                                      ( 216,459) ( 268,914)
   Unrecognized net gain                               ( 189,588) ( 162,512)
   Unrecognized net transition obligation                406,047    431,426

   Accrued postretirement benefit cost included in
   current assets                                       $    0     $    0

   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 1995. The expected long-term rate of return on assets was 7.5% in 1996 and 1995.


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

12.Postemployment benefits (continued):

   Other postretirement benefits (continued):

   For measurement purposes, a 11.0% annual increase in the per capita cost of covered health care benefits was assumed for 1997. This rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. A 1% increase in health care cost trend rate assumptions would produce an increase in the accumulated postretirement benefit obligation at December 31, 1996 of $70,121 and an increase in the aggregate service and interest cost of the net periodic postretirement benefit cost of $9,597.

   The Company has established tax effective funding vehicles for such retirement benefits in the form of a qualified Voluntary Employee Beneficiary Association (VEBA) trust. The Company funded the VEBA trust with tax deductible contributions totaling $49,387, $57,767 and $61,559 in 1996, 1995 and 1994, respectively.

   The Company president's employment contract requires accounting for benefits payable in accordance with SFAS 106. The accumulated present value of future benefits attributable to the Company's president is being recognized over his remaining years of service to retirement. The liability recorded at December 31, 1996 and 1995 was $112,818 and $88,987, respectively. At December 31, 1996, an amount of $70,818 has been included in other assets relating to a regulatory asset for costs which were included in the Company's rate case.

13.Commitments and contingent liabilities:

   Leases:

   The Company leases equipment under several noncancellable operating leases expiring through 2001. Total minimum rentals under noncancellable operating leases are as follow:

           Year ending December 31:
           1997                 $11,341
           1998                  11,808
           1999                   8,990
           2000                   5,841
           2001                     467

                                $38,447

     Lease expense was $27,903 in 1996, $35,274 in 1995 and $31,173 in 1994,
     respectively.


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

13.  Commitments and contingent liabilities (continued):

     Management agreement:

     The Company maintains an agreement with the City of Derby (the "City"), pursuantto which agreement, the Company manages the water system owned by the City. The Company is responsible for costs of maintenance and improvements. Amounts collected from customers, net of expenses, are retained by the Company.

     Capital budget:

     Management has budgeted $1,430,000 for capital expenditures in 1997, $225,000 of which is expected to be necessary to meet its service obligations for the coming year. The balance of the capital budget depends on the Company's ability to raise additional capital.

     Purchase commitment:

     The Company has an agreement with South Central Connecticut Regional
        Water Authority to purchase water. This agreement provides for a minimum purchase of 600 million gallons of water annually. Charges to expense were $680,125, $743,904, and $690,000 for the years 1996,
        1995 and 1994, respectively. The purchase price is based on South Central Connecticut Regional Water Authority's wholesale rate. At December 31, 1996, this rate was approximately $1,150 per million gallons. This agreement expires December 31, 2015 and provides for two ten year extensions at the Company's option.

14.  Rate matters:

     On December 27, 1995, the DPUC granted the Company an increase in annual revenues of $289,333 (6.89% increase) effective January 1, 1996.


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

15.  Equity:

     Stock option plans:

     On September 13, 1994, the Company adopted two stock option plans. A non-employee director stock option plan and a key employee incentive stock option plan. 40,000 and 35,000 shares respectively were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods and must be exercised within 10 years
     from date of grant.   The following table summarizes the issuance of
     options for the Company's common stock:

                                     Granted             Exercisable

                        Number   Weighted Average   Number    Weighted Average
                       of Shares Exercise Price    of Shares  Exercise Price
    Granted during
    1994                54,000       $10.50

    December 31, 1994   54,000       $10.50          -             -
    Granted during 1995  3,750       $11.00

    December 31, 1995   57,750       $10.53         22,750        $10.50
    Granted during 1996  5,000       $ 8.50

    December 31, 1996   62,750       $10.37         55,875        $10.52

   All of the options granted in 1996 and 1995 were granted under the non-employee director stock option plan. As of December 31, 1996, no options granted under the plans had been exercised or forfeited. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
    No. 123 - "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock based compensation. There being no grants of options to employees in 1996 or 1995, there was no material effect on the Company's results of operations in those years.

   Dividend reinvestment plan:

   On September 13, 1994, the Company adopted a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares under the plan will be purchased at their fair market value price on the date of the dividends to be invested in the new shares. The following table summarizes the activity in common shares related to the dividend reinvestment plan:

                                           1996     1995
Number of shares issued                   5,610     3,114
Value of shares when issued             $51,386   $31,108


                      BIRMINGHAM UTILITIES, INC.
               NOTES TO FINANCIAL STATEMENTS (Continued)
             Years Ended December 31, 1996, 1995 and 1994

16.Supplemental disclosure of cash flow information and noncash financing activities:

   Cash paid for interest for the years ended 1996, 1995 and 1994 was $574,993, $608,764 and $557,909, respectively.

   Cash paid for income taxes for the years ended 1996, 1995 and 1994 was $539,200, $188,575, and $82,200, respectively.

   The Company receives contributions of plant from developers. These contributions are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.

                                         1996       1995       1994
   Gross plant additions              $1,518,142  $671,390  $696,340
   Customers' advances for
   construction                       (   56,990) ( 71,112) ( 76,567)

                                      $1,461,152  $600,278  $619,773

                      BIRMINGHAM UTILITIES, INC.
                  SCHEDULE IX - SHORT TERM BORROWINGS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  Weighted
                                                     Average      average
                            Weighted     Maximum     amount       interest
Category of      Balance    interest     outstanding outstanding  rate
short-term      at the end  rate at end  during      during       during the
borrowings      of  period  of period    the period  the period   period
Year ended
December 31,
1996
Notes payable    $125,000     8.38%      $480,000     $39,083      8.45%

Year ended
December 31,
1995
Notes payable    $ 75,000     8.53%      $408,717   $138,199       8.63%

Year ended
December 31,
1994
Notes payable    $165,000     7.93%      $165,000   $ 52,250       6.97%

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) The following list identifies all current directors of the Company. No directoror executive officer has (i) any family relationship with any other such person or (ii) been involved in any legal proceeding which would require disclosure under Item 401 of Regulation S-K. There are no arrangements between any director or officer and any other person pursuant to which he or she was or is to be selected as a director or officer or as a nominee therefor.


                        Business Experience during the Last        Director
Name               Age  Five Years and Other Directorships          Since
Stephen P. Ahern   67   V.P., Ogden Allied Security Services;        1994
                        Principal, Ahern Builders

Edward G. Brickett 67   Retired; Director of Finance, Town of        1979
                        Southington, CT until June, 1995.

James E. Cohen     50   Lawyer in Practice in Derby; Director        1982
                        Great Country Bank 1987-1993

Betsy Henley-Cohn  44   Chairwoman of the Board of Directors         1981
                        of the Company since May of 1992;
                        Chairman and Treasurer, Joseph Cohn & Sons,
                        Inc., (painting contractors); Director,
                        United Illuminating Corp. and Aristotle
                        Corp.; Director, Society for Savings
                        Bancorp,Inc. (1985-1993).

Aldore J. Rivers   63   President of the Company                     1986

B. Lance Sauerteig 51   Lawyer in Practice in Westport; Principal    1996
                        in BLS Strategic Capital, Inc. (financial
                        and investment advisory company); previously,
                        President First Spring Corporation, 1986-1994
                        (private family investment management company);
                        Director OFFITBANK (a New York based private
                        investment management bank)

Kenneth E. Schaible 55  Banking Consultant/Developer since 1996;     1994
                        Senior Vice President, Webster Bank
                        1995-1996; previously, President Shelton
                        Savings Bank and Shelton Bancorp, Inc.
                        1967 to 1995

Charles T. Seccombe 70  President and Treasurer, Seccombe's Men's    1967
                        Shop, Inc. (retail clothing business)

David Silverstone   50  Lawyer in Practice in Hartford               1994

    (b) Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange
Commission and the Company.

    Based solely on review of copies of such forms furnished to the Company, or written representations that no reconciliation forms were required, the Company believes that during fiscal year ending December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


Item 11. Compensation of Directors and Executive Officers

Directors: The Company's Directors, except for Ms. Henley-Cohn and Mr. Rivers, received an annual fee of $3,000 plus $500 for each full Board meeting and $300 for each Committee meeting actually attended in 1996. Ms. Henley-Cohn received an annual salary of $49,139 for services in pursuit of land sales during 1996 and as Chairwoman of the Board of Directors.

Executive Officers:  During 1994, the Company had no Executive
Officer whose total annual salary exceeded $100,000. The Company does not have any long-term incentive plans.

     The following table sets forth the annual cash compensation for Mr. Rivers, the Company's Chief Executive Officer, for each of 1994, 1995 and 1996.

                                  Annual Compensation
Securities
Name and                                             Underlying
Principal Position       Year     Salary*    Bonus   Options**
Aldore J. Rivers,
President,
CEO and Director         1994     $ 92,945    N/A    10,000
                         1995     $101,404    $2,500 N/A
                         1996     $105,404    N/A    N/A

* Includes the economic benefit of premiums on a split-dollar life insurance policy pursuant to which Mr. Rivers is the Insured and the Company is the owner and paid the premiums in 1994, 1995 and 1996.

**On September 13, 1994, the Company's Board of Directors approved the Birmingham Utilities, Inc. 1994 Stock Incentive Plan (The "1994 Plan"), subject to approval by the Company's shareholders and by the Connecticut Department of Public Utility Control (DPUC"). The amounts set forth in the table above, represent the award of options to Mr. Rivers which vested on September 12, 1996. None of the options have been exercised, and there were no options granted to Mr. Rivers in 1996.


Employment Agreement and Split-Dollar Insurance Plan:

     The Company entered into an Employment Agreement with Mr. Rivers in 1990 (the" Employment Agreement"), pursuant to which the Company agreed to employ Mr. Rivers as President of the Company for a period of five years, until August of 1996. The Employment Agreement was amended in 1992 and 1993.

     The Employment Agreement, as amended, provides for a so-called "Split Dollar Life Insurance" plan for the benefit of both the Company and Mr. Rivers. The plan provides for the Company to maintain insurance on Mr. Rivers' life in an amount not less than $150,000, and to pay to Mr. Rivers' designee $150,000 if he should die on or before the age of 65. The balance of the life insurance proceeds, if any, may be retained by the Company. If Mr. Rivers dies after reaching the age of 65, all death benefits of the policy are retained by the Company. The Company has agreed to make one hundred eighty (180) monthly supplemental pension payments of $1,170 each to Mr. Rivers commencing when he reaches the age of 65 and continuing until the earlier of his death or the end of the 180-month period. The Company expects to use the proceeds of the life insurance to reimburse itself for the supplemental pension payments that may be made to Mr. Rivers after his 65th birthday.


Item 12.  Security Ownership of Management and Certain Beneficial
Owners

(a) The following table sets forth certain information with respect to the only persons, to the knowledge of the Company, who own as much as 5% of the Company's stock as of February 26, 1996.

Name and Address                               Amount and Nature of   Percent
of Beneficial Owner                            Beneficial Ownership   Of Class
Group consisting of Cohn Realty & Investment,     181,550 Shares (1)   23.95%
Betsy Henley-Cohn, John J. Crawford, as custod-
ian for Juri Henley-Cohn, and as custodian for
Jesse Henley-Cohn, Joel Cohn Revocable Trust 1A,
Betsy Cohn Spray Trust, Harry Berkowitz Revocable
Trust, Betsy Cohn Income Trust, Rosenfield-
Weisman Trust, 441 Chapel St., New Haven, CT 06510,
and Ruth Weisman, 26 Kohary Drive, New Haven, CT 06515.

John J. Crawford, 70 Indian Road,
Guilford, CT  06437                                66,262 Shares (2)    8.81%

(1) Of the 181,550 shares owned by this Group, Cohn Realty & Investment (a Connecticut general partnership consisting of three investment trusts whose managing agent is Betsy Henley-Cohn, whose beneficiaries are certain members of the Cohn Family and whose Trustees are Rhoda Cohn and Stanley Bergman) has beneficial ownership of 35,640 shares; John J. Crawford, as custodian for Juri Henley-Cohn, has beneficial ownership of 21,785 shares; John J. Crawford, as custodian for Jesse Henley-Cohn, has beneficial ownership of 22,091 shares; Joel Cohn Revocable Trust 1A has beneficial ownership of 26,060 shares; Betsy Cohn Spray Trust has beneficial ownership of 32,188 shares; Betsy Cohn Income Trust has beneficial ownership of 10,460 shares; Harry Berkowitz Revocable Trust has beneficial ownership of 16,098 shares; Rosenfield-Weisman Trust has beneficial ownership of 7,000 shares and Ruth Weisman has beneficial ownership of 10,228 shares. Betsy Henley-Cohn has either a controlling or a beneficial interest in Cohn Realty & Investment, Betsy Cohn
     Spray Trust and Betsy Cohn Income Trust. No member of the Group owns or has the right to acquire, directly or indirectly, any other shares. Unless otherwise indicated, the named beneficial owner of the shares has sole voting and dispositive power with respect thereto. The information set forth in this footnote is derived from a filing with the Securities and Exchange Commission made by the Group.

(2) Includes 5,830 shares held jointly by Mr. Crawford and his wife, 22,091 shares held by Mr. Crawford as custodian for the benefit of Jesse Henley -Cohn, and 21,785 shares held by Mr. Crawford as custodian for the benefit of Juri Henley-Cohn. Mr. Crawford has sole voting power over the shares held for the benefit of Jesse Henley-Cohn and Juri Henley-Cohn, but has no family relationship with Jesse Henley-Cohn or Juri Henley-Cohn. The 22,091 shares held in trust for the benefit of Jesse Henley-Cohn and the 21,785 shares held in trust for the benefit of Juri Henley-Cohn are also included in the shares set forth in footnote (1), above, as being held by John J. Crawford as custodian for Jesse Henley-Cohn and Juri Henley-Cohn.

     (b) The following table sets forth certain information concerning ownership of the Company's Shares by management:

                                     Common Shares
                                     Beneficially Owned        Percent
     Name                            As of February 26, 1995   of Class
     Stephen P. Ahern                    13,403 (1)              1.77
     Edward G. Brickett                   3,550                   .47
     James E. Cohen                      33,598 (2)              4.43
     Betsy Henley-Cohn                  181,550 (3)             23.95
     Aldore J. Rivers                     2,051                   .27
     B. Lance Sauerteig                     200                   .03
     Kenneth E. Schaible                    980                   .13
     Charles T. Seccombe                  8,169 (4)              1.08
     David Silverstone                      109                   .01
     Executive Officers and
       Directors as a
       group, 8 in number               243,610                 32.14


(1)  Includes 1,700 shares owned by Ahern Family Limited Partnership.

(2) Includes 32,598 shares held by Mr. Cohen, as Trustee of the David B. Cohen Family Trust, and 1,000 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(3) Ms. Henley-Cohn is a member of the shareholder group described in the preceding table. The 181,550 shares set forth in this table is the aggregate number of shares held by all of the members of the group. See note (1) to the preceding table for information concerning shares beneficially held by Ms. Henley-Cohn.

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

Mr. Sauerteig is a principal in the law firm of Levett, Rockwood and Sanders, which provided legal services to the Company in 1996 and may do so in the future.


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

     (10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the Company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Attached hereto as pp. 46 to 82.

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

     (10.6) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and M/1 Homes, LLC dated March 18, 1997 for the sale by the Company to M/1 Homes of approximately 245 acres of unimproved land in Seymour, Connecticut. Attached hereto as pp. 83 to 104.

       (23)  Consent of Price Waterhouse LLP

     (23.1)  Consent of Dworken, Hillman, LaMorte & Sterczala, P.C.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:/s/ Betsy Henly-Cohn
   Betsy Henley-Cohn
   Chairwoman of the Board



BY:/s/ Leroy A. DeFrances
   Leroy A. DeFrances
   Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Stephen P. Ahern               /s/ B. Lance Sauerteig

Stephen P. Ahern, Director         B. Lance Sauerteig, Director
Date: March 14, 1997               Date: March 14, 1997



/s/ Edward G. Brickett             /s/ Charles T. Seccombe

Edward G. Brickett, Director       Charles T. Seccombe, Director
Date: March 14, 1997               Date:  March 14, 1997



/s/ James E. Cohen                 /s/ Kenneth E. Schaible

James E. Cohen, Director           Kenneth E. Schaible, Director
Date: March 14, 1997               Date: March 14, 1997



/s/ Betsy Henley-Cohn              /s/ David Silverstone

Betsy Henley-Cohn, Chairwoman      David Silverstone, Director
Board of Directors                 Date:  March 14, 1997
Date:  March 14, 1997


/s/ Aldore J. Rivers

Aldore J. Rivers, President
Date: March 14, 1997





DATE:  March 14, 1997



               Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements of Birmingham Utilities, Inc. on Form S-8 dated July 25, 1995 and in the Prospectus constituting part of the Registration Statement of Birmingham Utilities, Inc. on Form S-3 dated June 12, 1995 of our report dated February 24, 1995, which appears on page 13 of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the year ended December 31, 1996.

Price Waterhouse LLP

New York, New York
March 25, 1997





          Dworken, Hillman, LaMorte & Sterczala, P.C.


We hereby consent to the incorporation by reference in the Registration Statements of Birmingham Utilities, Inc. on Form S-8 dated July 25, 1995 and in the Prospectus constituting part of the Registration Statement of Birmingham Utilities, Inc. on Form S-3 dated June 12, 1995 of our report dated February 14, 1995, which appears in the Annual Report on Form 10-K of Birmingham
Utilities, Inc. for the year ended December 31, 1996.

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

March 25, 1997


                   BIRMINGHAM UTILITIES, INC.

                       INDEX TO EXHIBITS

Item No.                                                 Page No.

  10.2 Agreement to Purchase Water by and between The Ansonia Derby Water Company and South
          Central Connecticut Regional Water Authority . . . 46

  10.6 Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and M/1 Homes, LLC. . . 83