Form 10-Q
period 1997-03-31
BIRMINGHAM UTILITIES INC
filed 1997-05-15
CIK 6694

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON  D.C.   20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1997 Commission File Number 0-6028


                             BIRMINGHAM UTILITIES, INC.
               (Exact name of registrant as specified in its charter)


      CONNECTICUT                                            06-0878647
(State of other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

230 Beaver Street, Ansonia, CT                                 06401
(Address of principal executive office)                      (Zip Code)

(Registrant's telephone number
 including area code)                                      (203)  735-1888

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
No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at May 13, 1997
Common stock, no par value                      759,009

ITEM I.  FINANCIAL STATEMENTS

                        BIRMINGHAM UTILITIES, INC.
                              BALANCE SHEETS
        As of March 31, 1997, December 31, 1996 and March 31, 1996

                                     (Unaudited)  Audited      (Unaudited)
                                      March 31,   Dec. 31,      March 31,
                                      1997        1996          1996
ASSETS:
Utility Plant                        $17,877,339  $17,766,937  $16,448,920
Accumulated depreciation              (5,555,873)  (5,472,071)  (5,227,781)
                                      12,321,466   12,294,866   11,221,139
Current Assets:
 Cash and cash equivalent                 71,013      185,479       25,515
 Accounts receivable, net of
  allowance for doubtful accounts        585,174      681,194      677,125
 Accrued utility revenue                 412,739      411,542      407,131
 Materials & supplies                     52,743       51,792       52,425
 Prepayments                             112,836       34,586      111,671
            Total current assets        1,234,505   1,364,593    1,273,867

Deferred Charges                          867,492     870,736      763,919
Unamortized debt expense                  189,732     193,466      201,696
Income taxes recoverable                  422,915     422,915      456,659
Other assets                              465,230     421,844      422,354
                                        1,945,369   1,908,961     1,844,628

                                      $15,501,340  $15,568,420  $14,339,634

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par value,
 authorized 2,000,000 shares;
 issued and outstanding
 1997-759,009 12/31/96-757,892;
 3/31/96-753,587                     $ 2,232,957   $ 2,221,786  $ 2,185,166
 Retained earnings                     1,573,351     1,619,188    1,215,269
                                       3,806,308     3,840,974    3,400,435

Note Payable                           1,591,250     1,375,000    1,281,250
Long-term debt                         4,606,000     4,606,000    4,700,564
                                       6,197,250     5,981,000    5,981,814
Current Liabilities:
 Note Payable                            200,000       125,000      60,000
  Current portion of note payable
  and long term debt                     169,000       169,000      75,000
  Accounts payable and accrued
    liabilities                          452,068       747,323     396,643
        Total current liabilities        821,068     1,041,323     531,643

Customers' advances for construction   1,243,909     1,291,114   1,229,985
Contributions in aid of construction     766,941       719,736     719,736
Regulatory liability-income taxes
         refundable                      187,477       187,477     195,049
Deferred income taxes                  1,531,535     1,484,972   1,286,358
Deferred income on disposition of land   946,853     1,021,824     994,614
                                     $15,501,340   $15,568,420 $14,339,634

  The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)



                                     Three Months Ended    Three Months Ended
                                       March 31, 1997        March 31, 1996
Operating Revenue                        $1,081,251            $1,058,752

Operating Expenses:
  Operations and Maintenance                221,833               201,003
  Purchased Water                           180,778               151,633
  Administrative and General                275,151               274,781
  Depreciation                              105,000                97,476
  Taxes Other Than Income                   131,407               142,090
  Taxes on Income                            15,425                20,175
Total Operating Expense                     929,594               887,158

Utility Operating Income                    151,657               171,594

Amortization of Prior Years'
  Deferred Income on Land Dispositions, net
  (Net of income taxes of $31,179
  in 1997 and $26,537 in 1996)               43,791                36,690
 Other Income, net                           22,287                 7,152

Income before interest expense              217,735               215,436

Interest and Amortization of Debt Discount  149,878               145,375

Net income                                   67,857                70,061

Retained earnings, beginning              1,619,188             1,235,482
Dividends paid                              113,684                90,274

Retained earnings, ending                $1,573,361            $1,215,269

Earnings per share                           $.09                  $.09
Dividends per share                          $.15                  $.12

Shares outstanding                          757,904               752,296

The accompanying notes are in integral part of these financial statements.

                              BIRMINGHAM UTILITIES, INC.
                               STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (Unaudited)

                                          Nine Months Ended  Nine Months Ended
                                            March 31, 1997      March 31, 1996

Cash Flows From Operating Activities
  Net Income                                   $ 67,857           $ 70,061

  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                 109,913            115,816
  Amortization of deferred income, net of tax  ( 43,791            (36,690)
    Increases and decreases in assets
    and liabilities:
  Accounts receivable and accrued utility
    revenue                                      94,823             53,774
  Materials and supplies                         (  950)            (1,585)
  Prepayments                                   (78,250)           (84,511)
  Accounts payable and accrued expenses        (295,255)          (277,845)
  Other assets and deferred charges, net       ( 41,323)           (79,787)
  Deferred income taxes                        ( 15,382)               -0-

  Total Adjustments                            (239,450)          (310,828)

Net cash flows provided by (used in)
 operating activities                          (171,593)          (240,766)

Cash flows from investing activities:
  Net construction expenditures                (131,600)          ( 96,613)
Net Cash flows (used in)
  investing activities                         (131,600)          ( 96,613)

Cash flows from financing activities:
  Increase in current note payable               75,000             60,000
  Increase (decrease) in long-term debt         216,250            (18,750)
  Dividends paid                               (113,684)           (90,274)
  Dividends reinvested                           11,171             13,050

Net Cash flows provided by
   financing activities:                        188,737             35,974

Net (decrease) in cash & cash equivalents      (114,456)          (373,354)
Cash & cash equivalents, beginning              185,479            398,869
Cash, ending                                   $ 71,013           $ 25,515

Supplemental disclosure of cash flow information:
        Cash paid for
          Interest                             $259,473           $254,885
          Income Taxes                         $ 23,900           $175,450

Supplemental disclosure of non-cash flow information:
   The Company receives contributions
   of plant from builders and developers.
   These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.


       Gross Plant, additions                 $131,600           $ 96,613
       Customers' advances for construction   $  -0-             $   -0-
       Capital expenditures, net              $131,600           $ 96,613

 The accompanying notes are an integral part of these financial statements.


                          BIRMINGHAM UTILITIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A. - UNAUDITED STATEMENTS

         The statements as of and for the three months ended March 31, 1997 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1996 has been audited.

Note B. - SEASONALITY OF REVENUE

         The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, annualization of the results of operations for the three months ended March 31, 1997 and March 31, 1996, would not necessarily accurately forecast the annual results of each year.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
ACCOUNTS

         Accounts Receivable, net declined $96,020 in the first quarter of 1997, due in a large part to two large municipal accounts due in December and paid in January 1997 and continued improvement in the Company's overall collection program.

Note D. - ACCRUED UTILITY REVENUE

         Accrued Utility Revenue at March 31, 1997 and December 31, 1996 includes $67,707 in unreimbursed costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. At March 31, 1996 the balance due for that project and included in accrued utility revenue totaled $84,380. The Company's costs are reimbursable to the Company by the State of Connecticut. - See Note G - Accounts Payable and Accrued Expenses.

Note E. - PREPAYMENTS

Prepayments consist of:
                                  March 31,       Dec. 31,         March 31,
                                  1997            1996             1996
Insurance                         $ 52,808        $ 7,517          $ 63,504
Legal & accountg.fees               26,397              0            27,695
Other prepaid expenses              33,631         27,069            20,472

                                  $112,836        $34,586          $111,671

         The fluctuation in total prepayments as of the end of the year 1996, and the quarters ended March 31, 1997 and 1996 is due primarily to prepaid insurance. Insurance premiums payable are recognized during the first quarter, since January 1 is the beginning of the policy period, and amortized throughout the year.


         The fluctuation in "Legal and Accounting Fees" reflects certain large expenses which regularly occur in the first quarter and are amortized over the remaining part of the year to better match costs to the annual time period benefitted.

Note F. - LONG TERM DEBT

                                March 31,        Dec. 31,        March 31,
                                1997             1996            1996
First mortgage bonds,
 Series E 9.64% due
 September 2011                $4,606,000       $4,606,000      $4,700,000
 Note Payable                   1,591,250        1,375,000       1,218,250
 Other                                  0                0             564
                               $6,197,250       $5,981,000      $5,918,814

First Mortgage Bonds

         Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,606,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $650,173 was available to pay dividends at March 31, 1997, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The sinking fund provisions require the annual payment of $94,000 on September 1 of each year until maturity. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

Note Payable

         The Company has a $1,500,000 secured term loan, (of which $1,281,250 was still outstanding on March 31, 1997), a $1,500,000 secured revolving line of credit to fund additional capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000.
The revolving line of credit period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture;
See Note F - First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

         The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at March 31, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $385,000 on the revolving line of credit at March 31, 1997 and none at the same date in 1996. The annual interest rate payable on the revolving line of credit was 7.4175% on March 31, 1997.

         The unsecured, working capital line of credit currently expires on May 1, 1998. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the revolving line of credit. Outstanding borrowings on the unsecured line of credit at March 31, 1997 and 1996 were $200,000 and $60,000, respectively. The annual interest rate payable on the working capital line of credit on March 31, 1997 was 8.625%.

         All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                         March 31,        Dec. 31,         March 31,
                         1997             1996             1996
Accounts Payable         $132,144         $239,886         $121,598

Accrued Expenses:
  Taxes                   114,850          151,027          116,912
  Interest                 37,757          173,777           37,928
  Pension                 154,823          147,250           74,621
  Other                    12,494           35,383           45,584
                         $452,068         $747,323         $396,643

Accounts payable were higher at December 31, 1996 than on March 31, 1996 and 1997, because of expenditures for capital improvements late in 1996. The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note F - Long Term Debt, First Mortgage Bonds. The fluctuation in taxes primarily reflects the increased liability for federal income taxes as of year-end.

Note H - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has provided for a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three months ended March 31, 1997 and 1996, $43,791 and $36,690 (net of income taxes) respectively, of such deferred land disposition gains was included in income.

Note I - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 757,904 and 752,296 for the three month periods ended March 31, 1997 and 1996, respectively.

Note J - EQUITY

Stock Option Plans

         The Company has adopted two stock option plans, a non employee director option plan and a key employee stock option plan. Options with respect to 75,000 shares of common stock were authorized under the two plans in the aggregate. The plans provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of March 31, 1997, options for 62,750 shares had been granted to directors and employees of the Company under both plans. As of that date no options had been exercised, and unexercised options for 3,000 shares had been forfeited.

Dividend Reinvestment Plan

         The Company also maintains a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares available under the plan may be purchased at their fair market value price on the date of the dividends to be invested in the new shares.

         Through December 31, 1996, the Company had issued 8,724 shares at a value of $82,492 in lieu of cash dividends, in connection with its Dividend Reinvestment Plan. An additional 1,117 shares of common stock at a value of $11,171 in lieu of cash dividends paid on March 31, 1997 were issued.

                              ITEM II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

         Net income declined by $2,204 from $70,061 in the first quarter of 1996 to $67,857 in the first quarter of 1997. While operating revenues increased by $22,499, operating expenses increased by $42,436 causing utility operating income to decrease by $19,937. Increases in amortization of prior years land disposition of $7,101 and other income of $15,135 were partially offset by an increase in interest expense of $4,503 creating the small decrease in net income.

Operating Revenues

         Operating revenues increased $22,499 from 1996 to 1997 despite a decrease in water consumption by customers of 7,503,764 gallons
(3.64%).  The increase resulted from a rate increase effective
January 1, 1996 which, due to the Company's quarterly billing cycle, did not fully impact revenues during the first quarter of 1996.

Operating Expenses

         Operating expenses increased $42,436 (4.8%), from the first quarter of 1996 to the first quarter of 1997. The major factors in the increase were in operations and maintenance of $20,830 and purchased water of $29,145, offset by a decrease in taxes other than income of $10,683. The main cause of the increase in operations and maintenance expense was a large increase in meter changes during 1997 (63%) over the previous year. The increase in purchased water is a result of a change in the Company's pattern of purchasing water, but the Company fully expects that the yearly cost of purchased water in 1997 will not change substantially from that in 1996. The decrease in taxes other than income resulted from both a significant decline in the mill rate of the City of Ansonia following a revaluation and the sale in late 1996 of a significant parcel of land.

Other Income, net

         The increase of $15,135 in the quarter ended March 31, 1997 over the same period of 1996 is due entirely to the increase in the quarterly fee earned by the Company for management of a small independent water system.

Interest and Amortization of Debt Discount & Expense

         The increase in interest costs of $4,503 when comparing March 31, 1997 to March 31, 1996 is caused by larger outstanding balances in the Company's line of credit and revolving loan during the period ended March 31, 1997.

                      FINANCIAL CONDITION

    The Company was granted an increase in rates effective January 1, 1996, but expects to request another increase during 1997 with a proposed effective date in early 1998. The Company nonetheless expects that for 1997 it will have sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program depends upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land.

    The Company's 1997 Capital Budget of $1,430,000 is two-tiered. The first tier, totalling $450,000, includes $295,000 for routine annual expenditures for services, mains, hydrants, and meters, $150,000 for small main replacements and $5,000 toward Level "A' Mapping to be used in the process of protecting the Housatonic Well Field aquifer. The Company expects to fund the routine annual expenditures from internally generated funds and the balance of the first tier budget from borrowings under its $1,500,000 secured revolving line of credit.

    The second tier of the 1996 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $980,000 of budgeted plant additions. Plant additions from this part of the 1997 budget may require external financing in addition to the Company's revolving line of credit.

    As of March 31, 1997, the Company has approximately 1,400 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The increase in deferred charges during the first quarter 1997 reflects costs for surveys and maps related to readying these land parcels for sale. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget. Such land dispositions are subject to approval by the DPUC.

    During 1996, the Company entered into an agreement with the Connecticut Department of Transportation ("DOT") to sell to DOT a 3.6 acre parcel of land in Seymour for $175,000. The Company has applied to the DPUC for permission to sell the parcel, and the application is pending. The Company knows of no reason why the DPUC should not approve the sale. The DPUC has issued a schedule pursuant to which it proposes to render a decision in June of this year. Assuming a favorable decision, the Company hopes to be able to close the transaction shortly thereafter.

    On March 18, 1997, the Company entered into a Purchase and Sale Agreement with M/1 Homes, LLC ("M/1 Homes"), pursuant to which the Company agreed to sell and M/1 Homes agreed to purchase approximately 245 acres of the Company's unimproved real property in Seymour, Connecticut for $3,950,000. The purchase and sale are subject to the DPUC's approval. While the Company cannot predict whether it will be able to obtain the approval of the DPUC, it again knows of no reason why the DPUC should not approve the sale. The Company filed its application on April 30, 1997. Connecticut law requires that the DPUC render a decision on such an application within 150 days from its filing. The agreement between the Company and M/1 Homes may be terminated by the Company if the Company has not received the required approval by November 14, 1997. The obligation of M/1 Homes to purchase the property is conditioned upon its receipt of local, state and federal approvals of its proposed development of the site as an 18 hole golf course, along with not fewer than 180 detached residential units for adults 55 years old and older, a clubhouse and catering facilities. The agreement may be terminated by either party if M/1 Homes has not received all the required development approvals by December 31, 1998. The agreement may be extended through December 31, 2000 to accommodate appeals of required governmental approvals, in which case the purchase price for the property will increase by $20,000 for each month, or portion thereof, after December 31, 1999 until the closing shall occur. The Company cannot predict whether M/1 Homes will be able to obtain all of the required approvals.

    On May 12, 1997, the Company entered into an Agreement to sell all of the approximately 145 acres of the portion of its Sentinel Hill property located in Derby, Connecticut to the City of Derby for $1,800,000. The City has obtained overwhelming voter approval to issue bonds to fund the purchase price and approval of its City Council for the terms of the Agreement. The Company expects to submit the agreement in early June to the DPUC for approval. The Company knows of no reason why the DPUC should not approve the sale.

    The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it is unlikely that it will be able to consummate any such sales during 1997.

    The Company has a $1,500,000 secured term loan, (of which $1,281,250 was still outstanding on March 31, 1997), a $1,500,000 secured revolving line of credit to fund additional capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000. The revolving line of credit period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note F - First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

    The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at March 31, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $385,000 on the revolving line of credit at March 31, 1997 and none at the same date in 1996. The annual interest rate payable on the revolving line of credit was 7.4175% on March 31, 1997.

    The unsecured, working capital line of credit currently expires on May 1, 1998. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. Outstanding borrowings on the unsecured line of credit at March 31, 1997 and 1996 were $200,000 and $60,000, respectively. The annual interest rate payable on the working capital line of credit on March 31, 1997 was 8.625%.

    All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others.
They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

    The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization. There was an outstanding balance of $385,000 under the revolving line of credit at March 31, 1997. The effect of the limitation, noted above, was to limit the Company to $500,000 additional borrowing on the revolver until the Company obtains additional equity capital.

    The Company maintains a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders are entitled to purchase in the aggregate up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since implemented just prior to the June 30, 1995 dividend, a total of $31,108 was reinvested in 1995, $51,384 was reinvested in 1996, and $11,117 reinvested in the first quarter of 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits -  None.

    (b)  Reports on Form 8-K

             Current Report on Form 8-K, dated March 24, 1997, with respect to the Company's entering into a Purchase and Sale Agreement with M/1 Homes, LLC to sell to M/1 Homes, LLC approximately 245 acres of real property for a purchase price of $3,950,000.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                       BIRMINGHAM UTILITIES, INC.
                                       Registrant



                                       /s/ Aldore J. Rivers
Date:  5/13/97                         Aldore J. Rivers, President



Date:  5/13/97                         /s/ Leroy A. DeFrances
                                       Leroy A. DeFrances, Controller