Form 10-Q
period 1997-06-30
BIRMINGHAM UTILITIES INC
filed 1997-08-14
CIK 6694

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON  D.C.   20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 1997 Commission File Number 0-6028


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

                                       Yes   X         No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at July 31, 1997
Common stock, no par value                      760,066








ITEM I.  FINANCIAL STATEMENTS

                          BIRMINGHAM UTILITIES, INC.
                                BALANCE SHEETS
           As of June 30, 1997, December 31, 1996 and June 30, 1996
[CAPTION]

                                 (Unaudited)            (Unaudited)
                             June 30,        Dec. 31,     June 30,
                              1997           1996         1996
ASSETS:

Utility Plant                 $18,287,236  $17,766,937 $16,860,399
Accumulated depreciation        5,674,874    5,472,071   5,327,400
                               12,612,362   12,294,866  11,532,999
Current Assets:
 Cash and cash equivalent         224,411      185,479      31,042
 Accounts receivable, net of
  allowance for doubtful accounts 696,436     681,194      668,172
 Accrued utility revenue          417,149     411,542      430,068
 Materials & supplies              63,409      51,792       79,019
 Prepayments                      138,406      34,586      109,210
         Total current assets   1,539,811   1,364,593    1,317,511
Deferred Charges                  922,114     870,736      851,911
Unamortized debt expense          185,999     193,466      197,962
Income taxes recoverable          422,915     422,915      456,659
Other assets                      477,959     421,844      424,118
 Total deferred and
  other assets                  2,008,987    1,908,961   1,930,650
            Total Assets      $16,161,160  $15,568,420 $14,781,160

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par value,
 authorized 2,000,000 shares;
 issued and outstanding
 6/30/97-760,126; 12/31/96-757,892;
 6/30/96-755,107             $  2,244,326  $ 2,221,786 $ 2,199,617
 Retained earnings              1,560,221    1,619,188   1,217,723
                                3,804,547    3,840,974   3,417,340

Note Payable                    1,887,500    1,375,000   1,592,500
Long-term debt                  4,606,000    4,606,000   4,700,000
                                6,493,500    5,981,000   6,292,500
Current Liabilities:
  Notes Payable                   310,000      125,000      --
  Current portion of
   note payable
   and long-term debt             169,000     169,000       75,000
  Accounts payable and
   accrued liabilities            669,068     747,323      610,943
    Total current liabilities   1,148,068   1,041,323      685,943

Customers' advances for
construction                    1,289,809   1,291,114    1,229,985
Contributions in aid
  of construction                 766,941     719,736      719,736
Regulatory liability-income
  taxes refundable                187,477     187,477      195,049
Deferred income taxes           1,546,562   1,484,972    1,308,784
Deferred income on disposition
  of land                         924,256   1,021,824      931,823
  Total deferred liabilities    4,715,045   4,705,123    4,385,377

                              $16,161,160 $15,568,420  $14,781,160

      The accompanying notes are an integral part of these financial statements.


                   BIRMINGHAM UTILITIES, INC.
          STATEMENTS OF INCOME AND RETAINED EARNINGS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)
[CAPTION]


                          Three Months Ended      Six Months Ended
                             June 30,                  June 30,
                               1997         1996      1997      1996

Operating Revenue (Note B)   $1,054,560  $1,098,183  $2,135,811  $2,156,935

Operating Expenses:
   Operations and Maintenance   196,207     200,561     418,040     401,564
   Purchased Water              186,105     174,200     366,883     325,833
   Administrative and General   280,524     270,207     555,675     544,988
   Depreciation                 124,801      99,000     229,801     196,476
   Taxes Other Than Income      124,420     140,703     255,827     282,793
   Taxes on Income               11,211      31,647      26,636      51,822
   Total Operating Expense      923,268     916,318   1,852,862   1,803,476

Utility Operating Income        131,292     181,865     282,949     353,459

Amortization of Prior Years'     43,791      36,691      87,582      73,381
  Deferred Income on Land
   Dispositions, net
  (Net of income taxes of $31,180
  and $62,359 in 1997 and $19,825
  and $58,467 in 1996 for the three
  months and six months, respectively)

Other Income, net                20,636      24,313      42,923      31,465

Income before interest expense  195,719     242,869     413,454     458,305
Interest and Amortization of
 Debt Discount & Expense        157,558     146,216     307,436     291,591
Income from dispositions of land,
  net (net of income taxes of
  $42,760 in 1997)               62,559           0       62,559        0

Net income                      100,720      96,653      168,577    166,714

Retained earnings, beginning  1,573,361   1,215,269    1,619,188  1,235,482
Dividends paid                  113,860      94,198      227,544    184,472

Retained earnings, ending     1,560,221   1,217,724    1,560,221  1,217,724

Earnings per share                .13         .13          .22       .22
Dividends per share               .15        .125          .30      .245


The accompanying notes are an integral part of these financial statements.


                          BIRMINGHAM UTILITIES, INC.
                           STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

[CAPTION]

                                        Six Months Ended  Six Months Ended
                                           June 30, 1997    June 30, 1996
Cash Flows From Operating Activities
  Net Income                                    $168,577        $166,714

  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                  249,220         226,937
  Amortization of deferred income, net of tax    (87,582)         73,381
  Income from current year land
    dispositions, net of tax                     (62,559)          -0-
  Accounts receivable and accrued
   utlity revenue                                (20,849)         39,790
  Materials and supplies                         (11,617)        (28,179)
  Prepayments                                   (103,820)        (82,050)
  Accounts payable and accrued expenses          (78,255)        (63,544)
  Other asets, and deferred charges, net        (124,431)       (174,254)
  Deferred liabilities                           (14,937)         (7,352)
    Net cash flows provided by (used for)
     operating activities                        (86,253)          4,681

Cash flows from investing activities:
  Net construction expenditures                 (542,311)       (508,092)
  Proceeds from sale of utility plant              -0-               619
  Proceeds from land dispositions                175,000           -0-
      Net Cash Flows used in
        investing activities                    (367,311)       (507,473)

Cash flows from financing activities:
  Increase in current note payable               185,000           -0-
  Increase in long-term debt                     512,500         291,936
  Dividends paid                                (227,544)       (184,472)
  Dividends reinvested                            22,540          27,501
      Net Cash Flows provided by
       financing activities                      492,496         134,965

Net increase(decrease) in cash
  & cash equivalents                              38,932        (367,827)
Cash & cash equivalents, beginning               185,479         398,869

Cash and cash equivalents, end                  $224,411        $ 31,042

Supplemental disclosure of non-cash
 flow information:
  The Company receives contributions
  of plant from builders and developers.
  These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.


          Gross Plant, additions               $542,311        $508,092
          Customers' advances for construction   -0-             -0-
          Net Plant Additions                  $542,311        $508,092

      The accompanying notes are an integral part of these financial statements.

                          BIRMINGHAM UTILITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A. - UNAUDITED STATEMENTS

      The statements as of and for the three months and six months ended June 30, 1997 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1996 has been audited.

Note B. - SEASONALITY OF REVENUE

      The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the drier and warmer summer months. Accordingly, the results of operations for the three months and six months ended June 30, 1997 and June 30, 1996, if annualized, do not necessarily reflect annual results.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
ACCOUNTS

      Accounts Receivable, net, remained virtually constant during the three periods presented as a result of improvements in the Company's collection procedures developed prior to June 30, 1996. Except for a single item of $45,900 owed by a single town in the Company's service area at June 30, 1997, the accounts receivable at that date would show a decrease; the amount was collected in July of 1997.

Note D. - ACCRUED UTILITY REVENUE

      Accrued Utility Revenue at June 30, 1997 and December 31, 1996 includes $60,707 in costs incurred by the Company on a main replacement project required by the State of Connecticut. At June 30, 1996, the balance due for that project was $84,380 and was included in Accrued Utility Revenues.

      The amounts represent costs incurred by the Company which are fully reimburseable by the State. Payments by the State are expected to commence in August of 1997.

Note E. - PREPAYMENTS
[CAPTION]

Prepayments consist of:
                              June 30,          Dec. 31,          June 30,
                              1997              1996              1996
Insurance                     $ 62,339          $11,397           $ 62,159
Legal & accountg. fees          37,871              0               22,242
Other prepaid expenses          38,196           23,189             24,809

                              $138,406          $34,586           $109,210

      The difference in total prepayments as of the end of the periods noted was caused primarily by the fluctuation in prepaid insurance. Insurance premiums are recognized during the first quarter, since January 1 is the beginning of the policy period for most of the Company's coverage, and amortized throughout the year.

      The fluctuations in "Legal and Accounting Fees" and "Other Prepaid Expenses" between June 30 and December 31 reflect certain large accounting and other costs which regularly occur in the first two quarters of the year and are amortized over the remaining portion of the year to better match costs to the annual time period benefitted. The increase of $29,196 from June 30, 1996 to June 30, 1997 reflects annual charges related to the departure of the Company's Treasurer in January of 1997.

Note F. - LONG TERM DEBT
[CAPTION]

                                  June 30        December 31,      June 30,
                                   1997             1996             1996
First Mortgage Bonds,
 Series E - 9.64%-due Sept. 2011  $4,606,000     $4,606,000      $4,700,000
Note Payable                       1,887,500      1,375,000       1,592,500
                                  $6,493,500     $5,981,000      $6,292,500

First Mortgage Bonds

      Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,700,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments commencing September 1, 1997, and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $645,000 was available to pay dividends at June 30, 1997, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

      There are no maturities of bonds until September 1, 1997, when the Company is required to begin payments of $94,000 on each September 1, until September 1, 2011, when the bonds are to be paid in full.

Note Payable

      In April 1994, the Company converted certain short term borrowings to a ten-year $1,500,000 secured term loan, established a $1,500,000 two-year secured revolving line of credit to fund additional capital improvements, and obtained a one-year, unsecured line of credit of $600,00 to be used for working capital purposes. The two-year revolving period expired in April 1996 and has been renewed for another two year period through April, 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan.
Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note First amortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

      The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at June 30, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The renewed two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $700,000 on the revolving line of credit at June 30, 1997.

      In May 1997, the unsecured, working capital line of credit was extended for one year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. There were outstanding borrowings of $310,000 on the unsecured line of credit at June 30, 1997.

      All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

   Note H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
[CAPTION]



                              June 30,          Dec. 31,          June 30,
                              1997              1996              1996
   Accounts Payable           $163,888          $239,886          $131,480

   Accrued Expenses:
      Taxes                    155,529           173,777           178,599
      Interest                 151,027           151,027           151,192
      Pension                  161,394           147,250            87,858
      Other                     37,230            35,383            61,825
                              $669,068          $747,323          $610,944

   The primary factor in the change in Accounts Payable and Accrued Expenses during the six month period ended June 30, 1997 is the decrease in Accounts Payable, from a level at year end that was higher than usual due to the capital improvements that were made during the second half of 1996.

   Note I - DEFERRED GAINS ON LAND DISPOSITIONS

      The Connecticut Department of Public Utility Control ("DPUC") has provided for a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three and six months ended June 30, 1997 and 1996, such deferred land disposition gains (net of income taxes) were included in income as follows:


                               Three Months Ended      Six Months Ended
                              June 30,    June 30,    June 30,    June 30,
                              1997        1996        1997        1996
[CAPTION]


Amortization of Prior Years'
  Deferred Income on
   Land Dispositions, net     43,791      36,691      87,582      $73,381


   The increase in the amortization for the three months and six months ended June 30, 1997 vs 1996 reflects primarily the additional amortization in 1997 of the gain deferred from the proceeds from a sale of land received in September of 1996.

Note J - EARNINGS PER SHARE

   The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 758,496 and 753,602 for the three month periods ended June 30, 1997 and 1996, respectively and 758,490 and 752,956 for the six months ended June 30, 1997 and 1996, respectively.

Note K - RATE MATTERS

   Effective July 1, 1997, the 5% Gross Revenues Tax was repealed and accordingly, the Company's rates were decreased by order of the DPUC to reflect that change.

   The Company applied to the DPUC on July 15, 1997 for a rate increase of 14.2% overall. It is expected that the new rates will go into effect early in 1998. The amount of the request is subject to change, depending on the successful completion of any land dispositions. The Company cannot predict whether the DPUC will grant any or all of the Company's request; historically, the DPUC has not granted the full amount of any rate increase requested by the Company.

Note L - EQUITY

Stock Option Plans

   In 1994, the Company adopted two stock option plans, a nonemployee director option plan and a key employee stock option plan. 75,000 shares were authorized under the two plans, which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of June 30, 1997, options for 59,750 shares were granted and outstanding.

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

   Through December 31, 1996, the Company had issued 8,724 shares for an aggregate purchase price of $82,492 in lieu of cash dividends, in connection with its Dividend Reinvestment Plan. During 1997, an additional 2,171 shares of common stock at an aggregate purchase price of $22,539 were issued in lieu of cash dividends through June 30, 1997.


                                    ITEM II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income

      Net income increased by $1,863 during the first six months of 1997 compared to the same 1996 period, resulting primarily from (a) the Company's recognition of $62,559 of income, net of taxes, from the sale of a parcel of land in June 1997, (b) an increase of $14,201 in the amortization to income of land sales gains from prior years and (c) an increase of $11,458 in other income. Net income for the three months ended June 30, 1997 increased $4,067 over the same 1996 period, resulting primarily from the recognition of the June 1997 land sale income and the increased amortization of prior years' land sale gains. The 1997 six months net income increase was moderated by a decline in utlity operating income for the period of $70,510, resulting from a decline in operating revenues of $21,124 and an increase in operating expenses of $49,386. The 1997 second quarter results were significantly affected by a decline of $50,573 in utility operating income from the 1996 second quarter, resulting from a decline in operating revenues of $43,623 and in an increase in operating expenses of $6,950.

Operating Revenues

      Operating revenues declined by $21,124 when comparing the six months ended June 30, 1997 to the same period in 1996. Operating revenues decreased $43,623 for the three months ended June 30, 1997 compared to the same period ending June 30, 1996. Both revenue decreases resulted from decreases in water consumption. Approximately 75% of the decreases in revenues and consumption of water relates to residential customers. The Company's management believes that the decreases in residential water consumption from the 1996 to 1997 periods reflect long term decreases in population in the Company's service area as well as the effects of residential customers' conservation efforts resulting both from (a) publicized efforts of the Connecticut Department of Health Services to promote conservation and (b) the effects of the Company's increase in rates in 1996.

Operating Expenses

      Operating expenses increased by $49,386 from the first half of 1996 to the first half of 1997. The major factors in the increase were $41,050 increase in purchased water and a $33,325 increase in depreciation offset by a decrease of $25,186 in taxes on income.
The increase in purchased water is a result of a change in the Company's pattern of purchasing water, but the Company expects, however, that the annual cost of purchased water in 1997 will not change substantially from that in 1996. The increase in depreciation charges is a result of the investment by the Company in additional capital improvements. The Company has added approximately $2,000,000 of capital improvements in the twelve months since June 30, 1996. The decrease in taxes on income is a result of the decline in income from operations of $60,696. The $62,559 gain from the land disposition is net of Taxes.

Other Income, Net

      The increase of $11,458 for the six months ended June 30, 1997 and the decrease for the three months ended June 30, 1996 of $3,677, are due to variations in the quarterly fee recognized for management of a small independent water system.

Interest and Amortization of Debt Discount and Expense

      The increases in interest expenses of $11,342 and $15,845 are caused by the larger outstanding balances in the Company's line of credit and revolving loan during the three and six month periods ended June 30, 1997, respectively, compared to the like 1996 periods.

                              FINANCIAL CONDITION

      The Company was granted an increase in rates effective January 1, 1996, and has applied for another increase during 1997 with a proposed effective date in early 1998. The Company nonetheless expects that for 1997 it will have sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program depends upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land.

      The Company's 1997 Capital Budget of $1,430,000 is two-tiered. The first tier, totalling $450,000, includes $295,000 for routine annual expenditures for services, mains, hydrants, and meters, $150,000 for small main replacements and $5,000 toward Level "A" Mapping to be used in the process of protecting the Housatonic Well Field aquifer. The Company expects to fund the routine annual expenditures from internally generated funds and the balance of the first tier budget from borrowings under its $1,500,000 secured revolving line of credit.

      The second tier of the 1997 Capital Budget consists of replacements and betterments which are part of the Company's Long
Term Capital Improvement Program and includes $980,000 of budgeted plant additions. Plant additions from this part of the 1997 budget will require external financing in addition to the Company's revolving line of credit.

      As of June 30, 1997, the Company has approximately 1,400 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The increase in deferred charges during the first half 1997 reflects costs for surveys and maps related to readying these land parcels for sale. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget. Such land dispositions are subject to approval by the DPUC.

      On March 18, 1997, the Company entered into a Purchase and Sale Agreement with M/1 Homes, LLC ("M/1 Homes"), pursuant to which the Company agreed to sell and M/1 Homes agreed to purchase approximately 245 acres of the Company's unimproved real property in Seymour, Connecticut for $3,950,000. The purchase and sale are subject to the DPUC's approval. While the Company cannot predict whether it will be able to obtain the approval of the DPUC, it knows of no reason why the DPUC should not approve the sale. The Company filed its application to the DPUC on April 30, 1997 and a public hearing was held on July 14, 1997. Connecticut law requires that the DPUC render a decision on such an application within 150 days from its filing. The agreement between the Company and M/1 Homes may be terminated by the Company if the Company has not received the required approval by November 14, 1997. The obligation of M/1 Homes to purchase the property is conditioned upon its receipt of local, state and federal approvals of its proposed development of the site as an 18 hole golf course, along with not fewer than 180 detached residential units for adults 55 years old and older, a clubhouse and catering facilities. The agreement may be terminated by either party if M/1 Homes has not received all the required development approvals by December 31, 1998. The agreement may be extended through December 31, 2000 to accommodate appeals of required governmental development approvals, in which case the purchase price for the property will increase by $20,000 for each month, or portion thereof, after December 31, 1999 until the closing shall occur. The Company cannot predict whether M/1 Homes will be able to obtain all of the required approvals.

      On May 12, 1997, the Company entered into an Agreement to sell all of the approximately 145 acres of the portion of its Sentinel Hill property located in Derby, Connecticut to the City of Derby for $1,800,000. The City has obtained overwhelming voter approval to issue bonds to fund the purchase price and approval of its City Council for the terms of the Agreement. The Company has submitted the agreement to the DPUC for approval. The Company knows of no reason why the DPUC should not approve the sale.

      The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it is unlikely that it will be able to consummate any such sales during 1997.

      The Company has a $1,500,000 secured term loan, (of which $1,262,500 was outstanding on June 30, 1997), a $1,500,000 secured revolving line of credit to fund additional capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000. The revolving line of credit period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note F - First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

      The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at June 30, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $700,000 on the revolving line of credit at June 30, 1997 and $330,000 at the same date in 1996. The annual interest rate payable on the revolving line of credit was 7.4375% on $535,000 and 8.625% on $165,000 at June 30, 1997.

      The unsecured, working capital line of credit currently expires on May 1, 1998. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. Outstanding borrowings on the unsecured line of credit at June 30, 1997 and 1996 were $310,000 and $-0-, respectively. The annual interest rate payable on the working capital line of credit on June 30, 1997 was 7.4375%.

      All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

      The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization; the DPUC limitation currently has no effect on the Company's ability to borrow the full $1,500,000 contractual amount of line of credit. There was an outstanding balance of $700,000 under the revolving line of credit at June 30, 1997.

      The Company maintains a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders are entitled to purchase in the aggregate up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since implemented just prior to the June 30, 1995 dividend, a total of $105,031 has been reinvested through the June 30, 1997 dividend.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      During the first half of 1997, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 14, 1997, as follows:

      a) Election of Directors - All nominees for Director were elected, as follows:

[CAPTION]

                                    Votes Cast  % of Votes  Abstentions
                        Votes Cast  Against or  Cast in     & Broker

      Name of Nominee   In Favor    Withheld    Favor       Non-Votes

      Stephen P. Ahern  480,819        174            99.9         "
      E.G. Brickett     480,943         50            99.9         "
      J.E. Cohen        480,811        182            99.9         "
      A. da Silva       479,343      1,650            99.7         "
      B. Henley-Cohn    480,943         50            99.9         "
      A.J. Rivers       480,943         50            99.9         "
      B.L. Sauerteig    480,943         50            99.9         "
      K.E. Schaible     479,343      1,650            99.7         "
      D. Silverstone    480,811        182            99.9         "


      The nomination of M.J. Adanti to serve on the Company's Board of Directors was withdrawn at the Annual Meeting of Shareholders when the Company became aware that he had not acquired shares of the Company's common stock as required by its by-laws.

      b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as auditors for the Company to make the annual audit for the 1997 fiscal year. There were 478,929 shares voted in favor, representing 99.8% of all shares voting. There were 1,608 voting against and 456 abstentions and broker non-votes.

Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits -  None.
      (b)  Reports on Form 8-K.

      Current Report on Form 8-K, dated March 18, 1997, with respect to the Company's entering into a purchase and sale agreement with M/1 Homes, LLC to sell to M/1 Homes approximately 245 acres of real property for a purchase price of $3,950,000.


                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                    BIRMINGHAM UTILITIES, INC.
                                    Registrant


   Date:  August 14, 1997           /s/ Aldore J. Rivers
                                    Aldore J. Rivers, President


   Date:  August 14, 1997           /s/ Leroy A. DeFrances
                                    Leroy A. DeFrances, Controller