Form 10-Q
period 1997-09-30
BIRMINGHAM UTILITIES INC
filed 1997-11-14
CIK 6694

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON  D.C. 20549


      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997 Commission File Number0-6028


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

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required tofile such reports; and (2) has been subject to such filingrequirements for the past 90 days.
                                       Yes     X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at Oct. 31, 1997
Common stock, no par value                  760,839





[CAPTION]
                        BIRMINGHAM UTILITIES, INC.
                             BALANCE SHEETS
As of September 30, 1997, December 31, 1996 and September 30,1996

                         (Unaudited)                (Unaudited)
                         Sept. 30,     Dec. 31,     Sept. 30,
                         1997          1996         1996
ASSETS:

Utility Plant            $18,733,242   $17,766,937  $17,345,831
Accumulated depreciation  (5,787,859)   (5,472,071)  (5,424,650)
                          12,945,383    12,294,866   11,921,181
Current Assets:
 Cash and cash
    equivalent               47,401        185,479      348,111
 Accounts receivable,
    net of allowance for
    doubtful accounts       669,006        681,194      626,966
 Accrued utility revenue    401,983        411,542      409,872
 Materials & supplies        81,450         51,792       52,167
 Prepayments                 87,064         34,586       77,172

   Total current assets   1,286,904      1,364,593    1,514,288

Deferred Charges          1,006,154        870,736      800,898
Unamortized debt expense    182,266        193,466      196,212
Income taxes recoverable    422,915        422,915      456,659
Other assets                494,341        421,844      411,159

                          2,105,676      1,908,961    1,864,928

                        $16,337,963    $15,568,420  $15,300,397

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 Common Stock, no par
 value, authorized
 2,000,000 shares;
 issued and outstanding
 9/30/97-760,839;
 12/31/96-757,892;
 9/30/96-756,806         $2,255,811     $2,221,786   $2,213,805
 Retained earnings        1,619,225      1,619,188    1,629,632

                          3,875,036      3,840,974    3,843,437

Note Payable              2,143,750      1,375,000    1,243,750
Long-term debt            4,512,000      4,606,000    4,700,000

                          6,655,750      5,981,000    5,943,750
  Notes payable             510,000        125,000      ---
  Current portion of
   note payable & long
   term debt                169,000        169,000       75,000
  Accounts payable and
    accrued liabilities     456,652        747,323      915,458

   Total current
       liabilities        1,135,652      1,041,323      990,458

Customers' advances
 for construction         1,289,809      1,291,114    1,264,696
Contributions in
 aid of construction        766,941        719,736      719,736
Regulatory liability-
 income taxes refundable    187,477        187,477      195,049
Deferred income taxes     1,582,677      1,484,972    1,232,779
Deferred income on
 disposition of land        844,621      1,021,824    1,110,492
                        $16,337,963    $15,568,420  $15,300,397


The accompanying notes are an integral part of these financialstatements.

[CAPTION]
                   BIRMINGHAM UTILITIES, INC.
         STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                  Three Months Ended       Nine Months Ended
                       Sept. 30,               Sept. 30,
                  1997         1996        1997       1996
Operating Revenue
 (Note B)         $1,153,694   $1,129,750  $3,289,505 $3,286,685

Operating Expenses:
 Operations and
  Maintenance        181,513      205,785     599,553    607,349
 Purchased Water     175,789      173,741     542,672    499,574
 Administrative
  and General        297,486      270,616     853,161    815,604
 Depreciation        107,514       99,318     337,315    295,794
 Taxes Other
  Than Income         71,286      101,908     327,113    384,701
 Taxes on Income      49,633       53,456      76,269    105,278
 Total Operating
  Expense            883,221      904,824   2,736,083  2,708,300

Utility Operating
Amortization of
 Prior Years'
 Deferred Income on
 Land Dispositions,
 net                  46,659       36,690     134,241    110,071
 (Net of income taxes
 of $32,976 and
 $95,335 in 1997 and
 $25,165 and $78,304
 in 1996 for the three
 months and nine months,
 respectively)

Other Income, net     20,564       23,771      63,487     55,236

Income before
 interest expense    337,696      285,387     751,150    743,692

Interest and
 Amortization of
 Debt Discount &
 Expense             164,662      162,007     472,098    453,598
Income from
 dispositions of
 land, net (net of
 income taxes of
 $42,760 and
 $266,130 in 1997
 and 1996,
 respectively)      -0-           386,709      62,559    386,709

Net income           173,034      510,089     341,611    676,803

Retained earnings,
 beginning         1,560,221    1,217,724   1,619,188  1,235,482
Dividends paid       114,030       98,181     341,574    282,653

Retained earnings,
 ending           $1,619,225   $1,629,632  $1,619,225 $1,629,632

Earnings per share      $.23         $.68        $.45       $.90
Dividends per share     $.15         $.13        $.45      $.375


The accompanying notes are an integral part of these financialstatements.


[CAPTION]

                    STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                         Nine Months Ended     Nine Months Ended
                         Sept. 30, 1997        Sept. 30, 1996


Cash Flows From
 Operating Activities
 Net Income             $341,611               $676,803

  Adjustments to
   reconcile net income
   to net cash provided
   by operating activities:
    Depreciation and
    amortization         366,955               335,229
  Amortization of
   deferred income,
   net of tax           (134,241)             (110,071)
  Income from current
   year land dispositions,
   net of tax            (62,559)             (386,709)
  Increases and decreases
   in assets and liabilities:
  Accounts receivable and
   accrued utility
   revenue                21,747               101,192
  Materials and supplies (29,658)               (1,327)
  Prepayments            (52,478)              (50,012)
  Accounts payable and
   accrued expenses     (290,671)             (123,592)
  Other assets and
   deferred charges,
   net                  (226,355)             (218,027)
  Deferred income taxes  (57,213)              (11,025)
  Customer advance
   (refund) for
   construction           45,900                34,711
  Total Adjustments     (418,573)             (429,631)

Net cash flows
 provided by (used in)
 operating activities    (76,962)              247,172

Cash flows from
 investing activities:
  Net construction
   expenditures         (988,317)           (1,042,753)
  Proceeds from sale of
   utility plant           -0-                   1,251
  Proceeds from land
  Net Cash flows (used in)
   investing activities (813,317)                 (152)

Cash flows from
 financing activities:
  Increase in current
    note payable         385,000                  -0-
  Increase (decrease) in
   long-term debt        674,750               (56,814)
  Dividends paid, net
   of reinvested
   dividends            (307,549)             (240,964)

Net Cash flows provided
 by financing
 activities:             752,201              (297,778)

Net (decrease) in cash
 & cash equivalents     (138,078)              (50,758)
Cash & cash equivalents,
 beginning               185,479               398,869
Cash, ending            $ 47,401              $348,111

Supplemental disclosure
 of cash flow
 information:
    Cash paid for
     Interest           $573,018              $547,022
    Income Taxes        $148,150              $207,800


Supplemental disclosure
 of non-cash flow
 information:
  The Company receives
   contributions of
   plant from builders
   and developers.
  These contributions
   of plant are
   reported in utility
   plant and in
   customers' advances
   for construction.  The
   contributions are
   deducted from
   construction
   expenditures to
   determine cash
   expenditures by
   the Company.

    Gross Plant
     additions         $  988,317             1,042,753
    Customers'
     advances for
     construction        (45,900)              (34,711)
    Capital
     expenditures,
     net              $  942,417            $1,008,042

The accompanying notes are an integral part of these financial statements.


                          BIRMINGHAM UTILITIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

Note A. - UNAUDITED STATEMENTS

The statements as of and for the three and nine months ended September 30, 1997 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as ofDecember 31, 1996 has been audited.

Note B. - SEASONALITY OF REVENUE

The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during thedrier and warmer summer months. Accordingly, the results of operations for the three and nine months ended September 30, 1997 and September 30, 1996, if annualized, do not necessarily reflect annual results.

Note C. - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL
ACCOUNTS

Accounts Receivable, net declined $12,188 during the first nine months of 1997, as the result of more formalized collection efforts.

Note D. - ACCRUED UTILITY REVENUE

Accrued Utility Revenue at September 30, 1997 and December 31, 1996 includes $60,707 in costs incurred by the Company to date on a main replacement project required by the State of Connecticut. The Company's costs for the most part are reimbursable to the Company by the State of Connecticut. It is estimated at the present time that approximately $25,000 in costs will not be recovered and that amount will be the Company's cost of the project and be transferred to Utility Plant in Service.

[CAPTION]
Prepayments consist of:

                    Sept. 30,        Dec. 31,         Sept. 30,
                    1997             1996             1997

Insurance           $42,675          $11,397          $38,685
Legal & accountg
 fees                10,585                0            9,242
Other prepaid
 expenses            33,804           23,189           29,245

                    $87,064          $34,586          $77,172

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

Note F. - LONG TERM DEBT

                         Sept.7,        Dec. 31,       Sept. 30,
                         1997           1996           1996

First mortgage bonds,
 Series E 9.64% due
 September 2011          $4,512,000     $4,606,000     $4,700,000
 Note Payable             2,143,750      1,375,000      1,243,750
 Other                          -0-            -0-           -0-
                         $6,655,750     $5,981,000     $5,943,750

First Mortgage Bonds

Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,606,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments which commenced September 1, 1997, and limitations on(a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $657,000 was available to pay dividends at September 30, 1997, after the quarterly dividend payment made on that date. Interestis payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

Note Payable

The Company has a $1,500,000 secured term loan, (of which $1,243,750 was outstanding on September 30, 1997), a $1,500,000 secured revolving line of credit to fund additional capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000.
The revolving line of credit period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and repayment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note F - First Mortgage Bonds, above) on all of the Company's utiltiy property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1996 and through July 2000 is 8.18%. Interest is payable monthly. The two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were no outstanding borrowings on the revolving line of credit at September 30, 1996 and $975,000 at September 30, 1997.

In May 1997, the unsecured, working capital line of credit was extended for one year. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.25% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line ofcredit. There were no outstanding borrowings on the unsecured line of credit at September 30, 1996 and $510,000 at September 30, 1997.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

There were many factors contributing to the variations in Accounts Payable and Accrued Expenses among the various periods. Accounts payable at year end 1996 were higher than usual because of a higher than normal level of capital expensidutures late in the second half of 1996. Accrued taxes at September 30, 1997 have been reduced because taxes for the period this year, including those resulting from a land sale in late June, have been fully paid. The fluctuation in accrued interest reflects primarily the semi-annual interest payment requirement on the Company's mortgage bonds. See Note F - Long Term Debt, First Mortgage Bonds.

                         Sept. 30,      Dec. 31,       Sept. 30,
                         1997           1996           1996

Accounts Payable         $179,096       $239,886       $193,988
Accrued Expenses:
  Taxes                    48,689        173,777        510,469
  Interest                 37,757        151,027         46,513
  Pension                 156,370        147,250         95,429
  Other                    34,740         35,383         69,159
                         $456,652       $747,323       $915,458

Note H - DEFERRED GAINS ON LAND DISPOSITIONS

The DPUC has provided for a rate making accounting procedure forincome from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three and nine months ended September 30, 1996 and 1997 such deferred land disposition gains (net of income taxes) were included in income as follows:

                         Three Months Ended    Nine Months Ended
                         Sept. 30,             Sept. 30,
                         1997      1996        1997      1996

Amortization of
 Prior Years'
 Deferred Income on
 Land Dispositions,net   $ 46,659  $36,690     $134,241  $110,071

The increase in the amortization for the three months and nine months ended September 30, 1997 as compared to 1996 reflects primarily the additional amortization in 1997 of the gain deferred from a sale which closed in September of 1996.

NOTE I - EARNINGS PER SHARE

The Company has only one class of stock outstanding; earnings per share are computed by dividing the outstanding weighted average shares of common stock, on a year to date basis through the balance sheet date, into the earnings for all periods presented. Average shares outstanding were 758,764 and 755,125 for the three month periods ended September 30, 1997 and 1996, respectively and 758,455 and 753,665 for the nine months ended September 30, 1997 and 1996, respectively.

Note J - RATE MATTERS

Effective July 1, 1997, the 5% Connecticut Gross Revenues Tax was repealed and accordingly, the Company's rates were decreased by order of the DPUC to reflect that change.

The Company applied to the DPUC on July 15, 1997 for a rate increase of 14.2% overall. It is expected that new rates will go into effect early in 1998.
The amount of the request is subject to change, depending on the successful completion of any land dispositions. The Company cannot predict whether the DPUC will grant any or all of the Company's request; historically, the DPUC has not granted the full amount of any rate increase requested by the Company.

Note K - EQUITY

Stock Option Plans

The Company has two stock option plans, a non employee director option plan and a key employee stock option plan. 75,000 shares were authorized under the two plans, which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of September 30, 1997, options for 63,250 shares had been granted to directors and employees of the Company under both plans.

Dividend Reinvestment Plan

The Company also has a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares available under the plan may be purchased at their fair market value price on the date of the dividends to be invested in the new shares.

Through December 31, 1996, the Company had issued 8,724 shares for an aggregate purchase price of $82,492 in lieu of cash dividends, in connection with its Dividend Reinvestment Plan. An additional 2947 shares of common stock at an aggregate purchase price of $33,994 have been issued in lieu of cash dividends through the nine month period ended September 30, 1997.

                      ITEM II
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

Net Income
Net income decreased by $335,192 during the nine month period ended September 30, 1997 from the same 1996 period. The decrease results primarily from the fact that in the 1996 period the Company enjoyed current land sale gains $324,150 greater than in the 1997 period. The 1997 decrease also reflected
(a) an increase in interest expense of $18,500, (b) a decrease in utility operating income of $24,963 and (c) offsetting increases in amortization of prior land sales of $24,170 and other income of $8,251.

Third quarter 1997 net income decreased by $337,055 from the same 1996 period. Those results were affected primarily by the absence of a significant current land sale gain compared to the 1996 third quarter, which included such a gain in the amount of $386,709. The absence of a 1997 third quarter land sale gain was mitigated somewhat by increases in 1997 third quarter utility operating income of $45,547 and amortization of prior years' land sale gains of $9,969 over the 1996 third quarter.

Operating Revenues

Operating revenues for the nine months ended September 30, 1997 as compared to the same period of 1996 were relatively constant. The three month period from July 1, 1997 to September 30, 1997, however, showed an increase of $23,944. Revenue comparisons between the 1996 and 1997 third quarters are distorted by the 5% rate reduction ordered by the DPUC effective July 1, 1997 to reflect the repeal of the Connecticut Gross Revenues Tax on that date.
See Note J - Rate Matters. The rate reduction should not have a material effect on net income because the Company's tax expense was reduced by a like amount. Without the rate reduction, the Company's 1997 third quarter revenues would have exceeded its 1996 third quarter revenues by approximately $75,000, resulting primarily from increased customer water consumption due to the drier and hotter 1997 summer weather.

Operating Expenses

Operating expenses for the 1997 nine month period increased by $27,783 over the same 1996 period. Expense increases of $43,098 for purchased water, $37,557 for administrative and general, and $41,521 for depreciation contributed to the increase but were offset by decreases of $57,588 in taxes other than income and $29,009 in income taxes.

The increase in purchased water is a result of a change in the Company's interim pattern of purchasing water, but the Company expects that the annual cost of purchased water in 1997 will not materially differ from that in 1996. The increase in administrative and general expenses is attributable for the most part to a change in the method of allocating an officer's salary between expense and deferred charges. The increase in depreciation expense is the result of the over $2,000,000 in Capital Improvements completed in the past fifteen months.

The decreases in taxes, other than income and taxes on income, were the result of the repeal of the 5% gross receipts tax and the decrease in operating income, respectively.

                FINANCIAL CONDITION

The Company was granted an increase in rates by the DPUC effective January 1, 1996, and has applied for another increase during 1997 with a proposed effective date in early 1998. The Company nonetheless expects that for 1997 it will have sufficient funds available from operations to meet its day-to-day operational needs. It will not, however, be able to generate sufficient funds from sales of water to satisfy all of its construction plans. Completion of the Company's Long-Term Capital Improvement Program depends upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land.

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

As of September 30, 1997, the Company has approximately 1,400 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The increase in deferred changes during the nine months of 1997 reflects costs for surveys and maps related to readying these land parcels for sale. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget.
Such land dispositions are subject to approval by the DPUC.

The Company has entered into a Purchase and Sale Agreement with M/1 Homes,
LLC ("M/1 Homes"), pursuant to which the Company agreed to sell and M/1 Homes agreed to purchase approximately 245 acres of the Company's unimproved real property in Seymour, Connecticut for $3,950,000. The agreement between the Company and M/1 Homes may be terminated if the Company has not received final approval by the DPUC by November 14, 1997. The DPUC issued its decision approving the sale on September 17, 1997, but the company was served with an appeal of the decision on October 31, 1997. The Company does not know if M/1 Homes will attempt to terminate the agreement as a result of the service of the appeal. The obligation of M/1 Homes to purchase the property is also conditioned upon its receipt of local, state and federal approvals of its proposed development of the site as an 18 hole golf course, along with not fewer than 180 detached residential units for adults 55 years old and older, a clubhouse and catering facilities. The agreement may be terminated by either party if M/1 Homes has not received all the required development approvals by December 31, 1998. The agreement may be extended through December 31, 2000 to accommodate appeals of required governmental development approvals, in which case the purchase price for the property will increase by $20,000 for each month, or portion thereof, after December 31, 1999 until the closing shall occur. The Company cannot predict whether M/1 Homes will be able to obtain all of the required approvals. One of the required approvals, a change in the Town of Seymour's Zoning Regulations applicable to the property, was approved in July, but that approval has also been appealed.

In June 1997, the Company consummated the sale of a 3.6 acre parcel of land in Seymour for a gross sales price of $175,000. On November 7, it also completed a sale of a 10 acre parcel for a gross sales price of $300,000.

The Company is actively pursuing additional sales of real property. Because of the delays required by the regulatory process, however, it is unlikely that it will be able to consummate any such sales during 1997 or the first half of 1998.

The Company has a $1,500,000 secured term loan, (of which $1,243,750 was outstanding on September 30, 1997), $1,500,000 secured revolving line of credit to fund additioanl capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000. The revolving line of credit period expires in April of 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture; See Note F - First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at June 30, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The two-year revolving line of credit also has various interest rate options, including a variable rate at 1% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were outstanding borrowings of $975,000 on the revolving line of credit at September 30, 1997 and none at the same date in 1996. The annual interest rate payable on the revolving line of credit was 7.40625% on $825,000 of the principal amount outstanding and 8.625% on the remaining $150,000 outstanding at September 30, 1997.

The unsecured, working capital line of credit currently expireson May 1, 1998. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the two-year revolving line of credit. Outstanding borrowings on the unsecured line of credit at September 30, 1997 and 1996 were $510,000 and $-0-,respectively. The annual interest rate payable on the working capital line of credit on September 30, 1997 was 7.40625% on $410,000 of the principal amount outstanding and 8.625 on the remaining $100,000 outstanding.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

The DPUC has prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization; the DPUC limitation currently has no effect on the Company's ability to borrow the full $150,000 contractual amount of line of credit.

The Company maintains a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders are entitled to purchase in the aggregate up to 70,000 new shares of the Company's common stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Dividend Reinvestment Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. The Company cannot predict what percentage of its cash dividends will from time to time be reinvested in new shares of the Company's common stock. Since implemented just prior to the June 30, 1995 dividend, a total of $116,486 has been reinvested through the September 30, 1997 dividend.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  Not applicable.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Default Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

Report on Form 8-K, dated September 12, 1997, was filed with respect to the status of certain proposed land sales reported under Item 5 of such Form.

     (b)  Reports on Form 8-K. None.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                         BIRMINGHAM UTILITIES, INC.
                         Registrant

Date:  November 14, 1997     /s/ Aldore J. Rivers
                             Aldore J. Rivers, President

Date:  November 14, 1997     /s/ Leroy A. DeFrances
                             Leroy A. DeFrances, Controller