Form 10-Q/A
period 1997-09-30
BIRMINGHAM UTILITIES INC
filed 1997-11-20
CIK 6694

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

[CAPTION]
                   BIRMINGHAM UTILITIES, INC.
         STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                  Three Months Ended       Nine Months Ended
                       Sept. 30,               Sept. 30,
                  1997         1996        1997       1996
Operating Revenue
 (Note B)         $1,153,694   $1,129,750  $3,289,505 $3,286,685

Operating Expenses:
 Operations and
  Maintenance        181,513      205,785     599,553    607,349
 Purchased Water     175,789      173,741     542,672    499,574
 Administrative
  and General        297,486      270,616     853,161    815,604
 Depreciation        107,514       99,318     337,315    295,794
 Taxes Other
  Than Income         71,286      101,908     327,113    384,701
 Taxes on Income      49,633       53,456      76,269    105,278
 Total Operating
  Expense            883,221      904,824   2,736,083  2,708,300

Utility Operating    270,473      224,926     553,422    578,385
Amortization of
 Prior Years'
 Deferred Income on
 Land Dispositions,
 net                  46,659       36,690     134,241    110,071
 (Net of income taxes
 of $32,976 and
 $95,335 in 1997 and
 $25,165 and $78,304
 in 1996 for the three
 months and nine months,
 respectively)

Other Income, net     20,564       23,771      63,487     55,236

Income before
 interest expense    337,696      285,387     751,150    743,692

Interest and
 Amortization of
 Debt Discount &
 Expense             164,662      162,007     472,098    453,598
Income from
 dispositions of
 land, net (net of
 income taxes of
 $42,760 and
 $266,130 in 1997
 and 1996,
 respectively)      -0-           386,709      62,559    386,709

Net income           173,034      510,089     341,611    676,803

Retained earnings,
 beginning         1,560,221    1,217,724   1,619,188  1,235,482
Dividends paid       114,030       98,181     341,574    282,653

Retained earnings,
 ending           $1,619,225   $1,629,632  $1,619,225 $1,629,632

Earnings per share      $.23         $.68        $.45       $.90
Dividends per share     $.15         $.13        $.45      $.375


The accompanying notes are an integral part of these financialstatements.


[CAPTION]

                    STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                         Nine Months Ended     Nine Months Ended
                         Sept. 30, 1997        Sept. 30, 1996


Cash Flows From
 Operating Activities
 Net Income             $341,611               $676,803

  Adjustments to
   reconcile net income
   to net cash provided
   by operating activities:
    Depreciation and
    amortization         366,955               335,229
  Amortization of
   deferred income,
   net of tax           (134,241)             (110,071)
  Income from current
   year land dispositions,
   net of tax            (62,559)             (386,709)
  Increases and decreases
   in assets and liabilities:
  Accounts receivable and
   accrued utility
   revenue                21,747               101,192
  Materials and supplies (29,658)               (1,327)
  Prepayments            (52,478)              (50,012)
  Accounts payable and
   accrued expenses     (290,671)             (123,592)
  Other assets and
   deferred charges,
   net                  (226,355)             (218,027)
  Deferred income taxes  (57,213)              (11,025)
  Customer advance
   (refund) for
   construction           45,900                34,711
  Total Adjustments     (418,573)             (429,631)

Net cash flows
 provided by (used in)
 operating activities    (76,962)              247,172

Cash flows from
 investing activities:
  Net construction
   expenditures         (988,317)           (1,042,753)
  Proceeds from sale of
   utility plant           -0-                   1,251
  Proceeds from land
   dispositions          175,000             1,041,350
  Net Cash flows (used in)
   investing activities (813,317)                 (152)

Cash flows from
 financing activities:
  Increase in current
    note payable         385,000                  -0-
  Increase (decrease) in
   long-term debt        674,750               (56,814)
  Dividends paid, net
   of reinvested
   dividends            (307,549)             (240,964)

Net Cash flows provided
 by financing
 activities:             752,201              (297,778)

Net (decrease) in cash
 & cash equivalents     (138,078)              (50,758)
Cash & cash equivalents,
 beginning               185,479               398,869
Cash, ending            $ 47,401              $348,111

Supplemental disclosure
 of cash flow
 information:
    Cash paid for
     Interest           $573,018              $547,022
    Income Taxes        $148,150              $207,800


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