Form 10-K405
period 1997-12-31
BIRMINGHAM UTILITIES INC
filed 1998-03-31
CIK 6694

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13, or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 Commission file No. 0-6028

               BIRMINGHAM UTILITIES, INC.
(Exact Name of registrant as specified in its charter)

CONNECTICUT                      06-0878647
(State or other jurisdiction of  I.R.S. Employer Identification
incorporation or organization)   No.

      230 Beaver Street, Ansonia, CT       06401-0426
(Address of principal executive offices      Zip Code

Registrant's telephone number including area code (203) 735-1888

Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.        [   X   ]

Aggregate market value of the voting stock held by non-affiliates* of the registrant based on the average bid and asked prices of such stock as of March 26, 1998: $ 7,710,304.

Indicate the number of shares outstanding or each of the registrant's class of common stock, as of the latest practicable date.
    Class                         Outstanding at March 26, 1998
  Common Stock, no par value                            761,702

* For purposes of setting forth on the cover sheet of this Annual Report on Form 10-K the aggregate market value of the voting stock held by non-affiliates of the registrant, the registrant has deemed that all shares beneficially held by officers, directors, and nominees are shares held by affiliates.


Item 1.  Business

The Company is a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Under its charter, the Company enjoys a monopoly franchise in the distribution of water in the area which it serves. In conjunction with its right to sell water, the Company has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required bylaw.

The current sources of the Company's water are wells located in Derby and Seymour and interconnections with the South Central Connecticut Regional Water Authority's (the "Regional Water Authority") system (a) at the border of Orange and Derby (the "Grassy Hill Interconnection") and (b) near the border of Seymour and Ansonia (the "Woodbridge Interconnection"). The Company maintains its interconnected Beaver Lake Reservoir System, a 2.2 million gallon per day (MGD) surface supply in case of emergency needs.

The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1997 were approximately 3.2 MGD and 4.3 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

During 1997 approximately 1.16 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 8,848 customers of whom approximately 98.7% are residential and commercial. No single customer accounted for as much as 10% of total billings in 1997. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of February 28, 1998, 20 full-time employees. The Company's employees are not affiliated with any union organization.

The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

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

                 Executive Officers of the Registrant

Name, Age and Position     Business Experience Past 5 Years

Betsy Henley-Cohn, 45
Chairwoman of the Board   Chairwoman of the Board of Directors of
                          the Company since May of 1992;
                          Chairman of the Board of Directors and
                          Treasurer, Joseph Cohn & Sons, Inc.
                          (construction sub- contractors);
                          Director, United Illuminating Company;
                          Director, Aristotle Corp.; Director, Citizens
                          Bank of Connecticut; Society for
                          Savings Bancorp, Director 1985-1993.

Aldore J. Rivers, 64
President                 President of the Company since 1985.


Item 2.  Properties

The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 5.0 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1997 were approximately 3.19 MGD and 4.26 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

The Company has three emergency stand-by reservoirs (Peat Swamp, Quillinan and Middle) with a storage capacity of 484 million gallons and a safe daily yield of approximately 2.2 MGD. Because the water produced by those reservoirs does not consistently meet with the quality standards of the SDWA, none of those reservoirs is actively being used by the Company to supply water to the system. In addition, the Company owns the Great Hill reservoir system which was abandoned as a usable reservoir in 1994, with the approval of the Health Department. Because this reservoir does not meet the requirements of the SDWA and because of the minimal storage capacity, the Company has determined that it is not large enough to build a filtration plant to bring the water into compliance economically. During 1996 and in January of 1998, the Company sold to the City of Ansonia and the City of Derby the Sentinel Hill Reservoir system and its watershed located in Ansonia and Derby.

The Company's dams are subject to inspection by and the approvalof the DEP. All of the Company's dams are in compliance with improvements previously ordered by the U.S. Army Corps of Engineers.

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

Under Connecticut law a water Company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved the Company's first Water Supply Plan in 1988 and updated Water Supply Plan in 1993. Pursuant to abandonment permits issued by the Health Department in 1988, the Company abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain LakeReservoir, and the land associated with them then became available for sale. In 1994, the abandonment of Great Hill Reservoir was approved by the Health Department.

Since 1988, the Company has sold approximately 150 acres of land in Bethany for a gain after taxes of $765,367, 102 acres in Ansonia, Derby and Seymour for a net gain of $974,567, 151 acres in Seymour for a net gain of $796,527 59 acres in Ansonia for a net gain of $529,739, 10 acres in Seymour for a net gain of $142,329 and 4 acres in Seymour for a net gain of $92,811.

The Company believes that approximately 1,250 acres of its land holdings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See Note 1 to the Company's Financial Statements).

Item 3.  Legal Proceedings

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5. Market for the Registrant's Common Stock and RelatedSecurity Holding Matters

As of December 31, 1997, there were approximately 486 record holders of the Company's common stock. Approximately 37% of the Company's stock is held in "nominee" or "street" name. The Company's common stock is traded on the NASDAQ Small Cap Market. The market is not active, and actual trades are infrequent. The following table sets forth the divident record for the Company's common stock and the range of bid prices for the last two calendar years. The stock prices are based upon NASDAQ records provided to the Company. The prices given are retail prices. The Company's Mortgage Bond Indenture under which its First Mortgage Bonds are issued contains provisions that limit the dividends the Company may pay, under certain circumstances.

                               Bid             Dividend
                         High        Low         Paid
1997   First Quarter      9.00        8.60       .15
       Second Quarter    10.00        9.80       .15
       Third Quarter     13.00       11.00       .15
       Fourth Quarter    15.00       13.00       .15

1996   First Quarter     11.00       10.00       .12
       Second Quarter    11.00        9.50       .125
       Third Quarter     10.00        8.50       .13
       Fourth Quarter    10.00       10.00       .13

Item 6.  Selected Financial Data

Presented below is a summary of selected financial data for the years 1993 through 1997:

(000's omitted except for per share data)

                1997      1996      1995         1994        1993
Operating
   Revenues    $4,367    $4,380     $4,238      $4,124     $4,033
Income before
  Interest
  Charges       1,112       968        863         913       910
Income from Land
  Dispositions*   195       387        279        ----      ----
Net Income        668       765        518         363       378
Earnings Per Share-
 Basic            .88      1.02        .69         .48       .50
Earnings Per Share
 -Diluted         .87      1.02        .69         .48       .50
Cash Dividends Declared
  (per share)     .60       .50        .48         .48       .46
Total Assets   16,491    15,568     14,624      15,246    14,602
Long Term Debt  5,662     5,981      6,001       6,329     5,815
Short Term Debt 1,524       294         75         165      ----
Shareholder
  Equity        4,097     3,841      3,408       3,220     3,217
Dispositions

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

The Company's net income for 1997 was $667,879 compared with net income of $764,737 in 1996 and $518,068 in 1995. Earnings per share, basic for 1997, 1996 and 1995 were $.88, $1.02 and $.69, respectively.

The decrease in net income of $96,858 in 1997 is principally a result of a decline in land sale income of $191,252. This decline, however, is largely offset by increased other income of $70,625 and decreased income taxes from operations of $58,745. The increase in net income in 1996 from 1995 of $246,672 is a result of increases in land sale income including amortization of prior year gains of $146,776 and increased income from operations of $99,896.

Revenues

Water sales to the Company's customers, primarily in the cities of Ansonia and Derby, Connecticut, of $4,367,357 were $12,414 lower than the sales achieved in 1996 of $4,379,771. A 5% rate reduction that became effective July 1, 1997, as a result of the repeal of the Connecticut Gross Receipts tax, is principally offset by increased revenues due to a 2% increase in consumption from the Company's residential class of customers. Although overall consumption in 1997 has only increased .6% from the level achieved in 1996, the residential consumption increase, for the most part, can be attributed to dry and warmer weather patterns experienced in 1997 vs. 1996. In 1996, water service revenues were $141,696, or 3.3%, ahead of 1995 revenues. A 6.9% water service rate increase that became effective on January 1, 1996, was minimized by lower consumption levels achieved in 1996, as a result of that year's wet and cool summer.

Operating Expenses

Operating expenses of $2,483,875 in 1997 have increased $89,145, or 3.7%, over total operating expenses of $2,394,730 for 1996. Increased costs associated with special services relating to professional fees principally account for this variance. Operating expenses in 1996 were $109,136 lower than in 1995, as a result of lower purchased water costs due to wet weather conditions in 1996, and decreased auditing fees.

Maintenance Expenses

Maintenance expenses of $185,131 for 1997 are $39,931 or 17.7% lower than maintenance expenses of $225,062 for 1995. Lower expenses relating to main maintenance and service repairs principally relating to milder weather conditions in 1997 vs. 1996 contribute to this favorable variance. Maintenance expense in 1996 was $70,133 higher than 1996 as harsh weather conditions in 1996 caused main and service repairs to escalate.

Depreciation Expense

Depreciation expense for 1997 of $439,116 exceeds depreciation expense for 1996 of $395,059 by $44,057. Depreciation expense relating to an increasing amount of general plant additions made in 1996 and 1997 vs. prior years accounts for this variance. Depreciation expense in 1996 was $12,207 higher than in 1995, due to routine plant additions.

Taxes other than Income Taxes

Taxes other than income taxes in 1997 of $403,560 are $106,239 lower than the expense of $509,799 for 1996. The repeal of the Connecticut Gross Receipts tax that became effective July 1, 1997 accounts for this reduction. Taxes other than income taxes in 1996 also decreased from the previous year's expense by $29,497 as a result of decreased property taxes due to the disposition of property and to a reduction in the mill rate in the Town of Ansonia, Connecticut.

Income Taxes

Taxes on the Company's income from operations were $69,714 in 1997, $128,459 in 1996 and $67,742 in 1995. The decrease in 1997 from 1996 is principally the result of tax deductions for property donations in conjunction with the sale of Company excess land in Seymour, CT to the Town of Seymour and property in Derby, CT to Yale University, as well as an increase in flow through tax deductions principally relating to rate case expense. The tax increase in 1996 from 1995 reflects an increase in operating income for that year.

The Company also incurs income tax liability for gains from land transactions, both in the year in which they occur and in the later years in which income, previously deferred in accordance with the DPUC's orders concerning the sharing of the gains between the Company's shareholders and ratepayers, is recognized by the Company. Taxes related to gains on land transactions were $258,476, $382,107 and $286,694 in 1997, 1996 and 1995, respectively. The
Company's total income tax liability including both the tax on operating income and on land sale gains was $328,190 in 1997, $510,566 in 1996 and $354,436 in 1995.

Land Dispositions

When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

The statement of income reflects income from the disposition of land (net of taxes) of $195,457 in 1997, $386,709 in 1996 and $279,101 in 1995, which represent the stockholders' immediate share of income from land dispositions occurring in each year.

Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $175,744, $161,065 and $121,897 for the years 1997, 1996 and 1995, respectively.

Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition. See Note 7 of the Financial Statements.

Other Income

Other income in 1997 of $150,708 is $70,652 greater than the level achieved in 1996 of $80,083. Increased jobbing income and fees associated with the Company's managed system and increased AFUDC account for this favorable increase. Other income in 1996 was $71,335 below the 1995 level due to reduced interest income in conjunction with a note provided from a developer for a land sale which note was repaid in early 1995.

Inflation

Inflation, as measured by the Consumer Price Index, increased 1.7 percent, 3.3 percent and 2.5 percent in 1997, 1996 and 1995, respectively. The regulatory authorities allow the recovery of depreciation through revenues solely on the basis of the historical cost of plant. The replacement cost of utility plant would be significantly higher than the historical cost. While the regulatory authorities give no recognition in the ratemaking process to the current cost of replacing utility plant, the Company believes that, based on past practices, the Utilities will continue to be allowed to earn a return on the increased cost of their net investment when prudent replacement of facilities actually occurs.


                            FINANCIAL RESOURCES

During 1997, 1996 and 1995, the Company's water operations generated funds available for investment in utility plant and for use in financing activities, including payment of dividends on common stock, of $489,361, $456,951 and $498,949, respectively (see Statement of Cash Flows).

Net cash provided by operating activities increased $32,410 from 1996 to 1997. Increases in operating income and decreases in accounts receivable and accrued revenues are almost offset by decreases in accounts payable and decreased income from land dispositions.

During the three-year period 1995, 1996 and 1997, the Company has generated sufficient funds to meet its day-to-day operational needs, including regular expenses, payment of dividends, and investment in normal plant replacements, such as new services, meters and hydrants. It expects to be able to continue to do so for the foreseeable future. In order to meet day-to-day cash needs that may arise unexpectedly, the Company maintains an unsecured working capital line of credit of up to $600,000 with a local bank. There were no borrowings outstanding under the working capital line of credit as of December 31, 1997.

Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. During 1997, 1996 and 1995, the Company's additions to utility plant, net of customer advances, cost $1,281,242, $1,461,152 and $600,278, respectively (see Statement of Cash Flows). These additions were financed primarily from external sources, including proceeds from land sales and increases in debt.

The Company has outstanding $4,606,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subject to the lien of the Mortgage Indenture. The Company also has a secured, term loan with a principal amount outstanding on December 31, 1997 of $1,225,000 at an interest rate of 8.18%. Principal and interest payments are made monthly and must be paid in full in 2004.

The Company also maintains an additional, secured, line of credit in the principal amount of $1,500,000 maturing on May 1, 1998. The secured line of credit is used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a term loan on May 1, 1998, with the term loan maturing in 2004. (See Note 3 to the Financial Statements). In April 1996, when the revolving loan financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization. The effect of the limitation, as of December 31, 1997, is to limit the Company to advances outstanding under the line of credit in the aggregate amount of approximately $145,000 for use on budgeted projects until such time as the Company obtains additional equity capital. There was a balance of $1,355,00 outstanding under the revolving line of credit at December 31, 1997 at an interest rate of 8.375%.

The Company's 1998 Capital Budget of $1,300,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters budgeted for $250,000 in 1998 and is expected to be financed primarily with internally generated funds.

The second tier of the 1998 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $1,050,000 of budgeted plant additions. Plant additions from this part of the 1998 budget may require external financing in addition to the Company's line of credit. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1998.

As of December 31, 1997, the Company has approximately 1,250 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $10,715,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various time periods as stipulated by the DPUC.

On June 27, 1997, the Company sold to the Connecticut Department of Transportation ("DOT"), 3.6 acres of land in Seymour, Connecticut for $175,000. The total gain from sale amounted to $92,811 of which $15,570 was deferred and will be amortized over a 5-year period, as approved by the DPUC on June 4, 1997.

On November 7, 1997, the Company sold to Nemer Associates 10.02 acres of land in Seymour, Connecticut for $300,000. The total gain from the sale amounted to $142,329 of which $23,876 was deferred and will be amortized over a 4-year period, as approved by the DPUC on December 4, 1996.

On March 18, 1997, the Company entered into a Purchase and Sale Agreement with M/1 Homes, LLC ("M/1 Homes"), pursuant to which the Company agreed to sell and M/1 Homes agreed to purchase approximately 245 acres of the Company's unimproved real property in Seymour, Connecticut for $3,950,000. The agreement calls for at least 50% of the property to be dedicated for open space. The purchase and sale was approved by the DPUC on September 17, 1997, stipulating a four-year amortization period for the net gain, based on that 50% open space dedication. The agreement may be terminated by either party if M/1 Homes has not received all the required development approvals by December 31, 1998. There is a provision in the agreement to extend its term through December 31, 2000 to accommodate appeals of required governmental approvals, in which case the purchase price for the property will increase by $20,000 for each month, or portion thereof, after December 31, 1999 until the closing shall occur. The Company cannot predict whether M/1Homes will be able to obtain all of the required approvals.

On January 21, 1998, the Company sold to the City of Derby, Connecticut 145 acres of land in Derby, Connecticut for $1,800,000. The net gain on this sale including the deferred portion approximated $913,000. The DPUC approved this sale on October 22, 1997 stipulating a 3-year amortization period as 75% of this parcel will be dedicated for open space.

On February 18, 1998, the Company executed a purchase and sale agreement with The Trust for Public Land, Inc. ("TPL") for the purchase by TPL of 465 acres of unimproved real property in the Town of Oxford, Connecticut for $3,220,000. TPL is a non-profit California public benefit corporation with offices in
New Haven, Connecticut. TPL is not required to purchase the property unless voters of the Town of Oxford approve the Town to acquire such property from
TPL.   The agreement is also subject to approval by the DPUC. The closing is scheduled to be completed within 45 days after the completion of the above events, but in no event, shall any closing occur after December 31, 1998. The Company has no reason to believe that the DPUC will not approve the agreement. The Company cannot predict whether or not the voters of the Town of Oxford will vote to acquire the property or if TPL will proceed in the event that the voters fail to approve the acquisition.

On March 3, 1998, the Company executed a purchase and saleagreement with the Town of Seymour (the "Town") for the purchase by the Town of 229acres of unimproved real property in the Town for $1,800,000. The salesagreement must be approved by the DPUC and the Company has no reason to believethat the DPUC will not approve the agreement.

The Company maintains a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 70,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. Dividends reinvested during 1996 totaled $51,386 and in 1997, $45,581.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                Page

Report of Independent Accountants                              12

Balance Sheet as of December 31, 1997 and December 31, 1996    13
three years ended December 31, 1997

Statement of Cash Flows for                                    15
the three years ended December 31, 1997

Notes to Financial Statements                               16-28

Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.


To the Shareholders
Birmingham Utilities, Inc.
Ansonia, Connecticut

We have audited the accompanying balance sheets of Birmingham Utilities, Inc. as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Utilities, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


February 12, 1998
Bridgeport, Connecticut

                 /s/ Dworken, Hillman, LaMorte & Sterczala
[CAPTION]

                                BALANCE SHEETS

                                        December 31,
                                      1997         1996
Assets
  Utility plant                    $19,045,629     $17,766,937
  Accumulated depreciation         (5,834,113)     (5,472,071)
                                    13,211,516      12,294,866
Current assets:
  Cash and cash equivalents             62,699         185,479
  Accounts receivable, net of allowance
     for doubtful accounts
     (1997, $50,000; 1996, $75,000)    604,627         681,194
  Accrued utility and other revenue    375,327         411,542
  Materials and supplies                56,976          51,792
  Prepayments                           15,068          34,586
Total current assets                 1,114,697       1,364,593

Deferred charges                     1,148,510         870,736
Unamortized debt expense               176,057         193,466
Income taxes recoverable               446,551         422,915
Other assets                           394,096         421,844
                                     2,165,214       1,908,961
                                   $16,491,427     $15,568,420
Shareholders' Equity and Liabilities
Shareholders' equity:
   Common stock, no par value;
     authorized 2,000,000 shares;
     issued and outstanding
     (1997, 761,702 shares;
     1996, 757,892 shares)           $2,266,027      $2,221,786
Retained earnings                     1,831,377       1,619,188
                                      4,097,404       3,840,974

Notes payable                         1,150,000       1,375,000
Long term debt                        4,512,000       4,606,000
                                      5,662,000       5,981,000
Current liabilities:
  Notes payable                       1,355,000         125,000
  Current portion of note payable and
    long term debt                      169,000         169,000
  Accounts payable and accrued
    liabilities                         454,659         747,323
      Total current liabilities       1,978,659       1,041,323

Customers' advances for construction  1,238,339       1,291,114
Contributions in aid of construction    851,154         719,736
Regulatory liability - income taxes
  refundable                            179,916         187,477
Deferred income taxes                 1,695,608       1,484,972
Deferred income on dispositions of
   land                                 788,347       1,021,824
Commitments and contingent
  liabilities (Note 13)                -------          ------
                                    $16,491,427     $15,568,420

See notes to financial statements
[CAPTION]
                 STATEMENTS OF INCOME AND RETAINED EARNINGS

                                      Years Ended December 31,
                                   1997         1996        1995

Operating revenues:
  Residential and commercial  $3,335,743   $3,325,758  $3,214,442
  Industrial                     160,307      169,070     164,192
  Fire protection                621,592      628,558     615,563
  Public authorities              82,438       74,320      83,212
  Other                          167,227      182,065     160,666
                               4,367,357    4,379,771   4,238,075

Operating deductions:
  Operating expenses           2,483,875    2,394,730   2,503,866
  Maintenance expenses           185,131      225,062     154,929
  Depreciation                   439,116      395,059     382,852
  Taxes, other than income taxes 403,560      509,799     539,296
  Taxes on income                 69,714      128,459      67,742
                               3,581,396    3,653,109   3,648,685
                                 785,961      726,662     589,390
Amortization of deferred income on
   dispositions of land (net of income
    taxes of $124,718 in 1997,
    $115,977 in 1996 and $90,091
    in 1995)                     175,744      161,065     121,897

Operating income                 961,705      887,727     711,287
Other income, net                150,708       80,083     151,418
Income before interest expense 1,112,413      967,810     862,705
Interest expense                 639,991      589,782     623,741

Income from dispositions of land
    (net of income taxes of $133,758 in
    1997, $266,130 in 1996 and
    $196,603 in 1995)            195,457      386,709     279,101
Net income                       667,879      764,737     518,065
Retained earnings, beginning of
  year                         1,619,188    1,235,482   1,077,185
Dividends                        455,690      381,031     359,768

Retained earnings, end of
 year                         $1,831,377   $1,619,188  $1,235,482

Earnings per share, basic           $.88        $1.02        $.69

Earnings per share, diluted         $.87        $1.02        $.69

Dividends per share                 $.60         $.50        $.48

See notes to financial statements

[CAPTION]
                        STATEMENTS OF CASH FLOWS

                                    Years Ended December 31,

Cash flows from operating activities:  1997        1996        1995
  Net income                          $667,879     $764,737    $518,065
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
 Income from land dispositions        (195,457)   (386,709)   (279,101)
 Depreciation and amortizatin          491,208      453,116    460,108
 Amortization of deferred income      (175,744)    (161,065)  (121,897)
 Deferred income taxes                 (91,243)    (302,617)  (256,489)
 Allowance for funds used
   during construction                 (41,741)     (20,262)  ---------
Change in assets and liabilities:
  Decrease in accounts receivable
     and accrued revenues              112,781       45,294      85,008
        (Increase) in materials
            and supplies                (5,183)       (952)     (5,391)
        (Increase) decrease in
            prepayments                 19,518      (7,426)       (421)
        Increase (decrease) in accounts
            payable and accrued
            liabilities               (292,657)      72,835      99,067

Net cash provided by operating
      activities                       489,361      456,951     498,949
Cash flows from investing activities
   Capital expenditures             (1,359,886)  (1,518,142)   (671,390)
   Sales of utility plant               -----        -----        2,248
   Proceeds from land
             disposition               475,000    1,041,350       -----
   Increase in deferred charges and
       other assets                   (306,790)   (108,178)    (27,753)
   Note receivable                      -----        -----   1,213,222
   Customer advances                    78,644       56,990      71,112
   Customer advances for
        construction                      ----       (9,180)     (2,107)
Net cash provided by (used in)
        investing activities        (1,113,032)    (537,160)    585,332
Cash flows from financing activities:
   Borrowings under line of
      credit                         1,205,000      275,000      -----
   Repayments of note payable and
         long term debt               (169,000)    (75,564)   (75,564)
   Repayments of line of credit       (125,000)      -----   (340,000)
   Debt issuance cost                   -----      (2,972)      -----
   Dividends paid, net                (410,109)   (329,645)  (328,660)
Net cash provided by (used in)
          financing activities         500,891    (133,181)  (744,224)
Net increase (decrease) in cash       (122,780)   (213,290)   340,057
Cash and cash equivalents, beginning
     of year                           185,479     398,869      58,812
Cash and cash equivalents, end
  of year                              $62,699     $185,479   $398,869

See notes to financial statements



                          BIRMINGHAM UTILITIES, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   Years Ended December 31, 1997, 1996, 1995

1.  Accounting policies:

Description of business

Birmingham Utilities, Inc.'s (the "Company") predominant business activity is to provide water service to various cities and towns in Connecticut. The Company's accounting policies conform to generally accepted accounting principles, and the Uniform System of Accounts and ratemaking practices prescribed by the Connecticut Department of Public Utility Control ("DPUC").

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could vary from those estimates.

Utility plant

The costs of additions to utility plant and the costs of renewal sand betterments are capitalized. The cost of repairs and maintenance is charged to income. Upon retirement of depreciable utility plant in service, accumulated depreciation is charged with the book cost of the property retired and the cost of removal, and is credited with the salvage value and any other amounts recovered.

Depreciation

For financial statement purposes, the Company provides for depreciation using the straigh-line method. The rates used are intended to distribute the cost of depreciable properties over their estimated service lives. For income tax purposes, the Company provides for depreciation utilizing the straight-line and accelerated methods.

Cash and cash equivalents

Cash and cash equivalents consist of cash in banks and overnight investment accounts in banks.

From time to time, the Company has on deposit at financial institutions cash balances which exceed federal deposit insurance limitations. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Allowance for funds used during construction

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

Revenue recognition

The Company follows the proactive of recognizing revenue when bills are rendered to customers. In addition, the Company accrues revenue for the estimated amount of water sold but not billed as of the balance sheet date.

Advances for construction / contributions in aid of construction

The Company receives cash advances from developers and customers to finance construction of new water main extensions. These advances are partially refunded over a 10 year contract period to developers, as revenues are earned on the new water mains. Any unrefunded balances are reclassified to "Contributions in aid of Construction" and are no longer refundable.

Fair value of financial instruments

The carrying amount of cash and cash equivalents, trade accounts receivable, and trade accounts payable approximates their fair values due to their short term nature. The carrying amount of note payable and long term debt approximate fair value based on market conditions for debt of similar terms and maturities.

Income taxes

Except for accelerated depreciation since 1981 (federal only) and the tax effect of contributions in aid of construction for the period January 1, 1987 through June 12, 1996, for which deferred income taxes have been provided, the Company's policy is to reflect as income tax expense the amount of tax currently payable. This method, known as the flow through method of accounting, is consistent with the ratemaking policies of the DPUC, and is based on the expectation that tax expense payments in future years will be allowed for ratemaking purposes.

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

In addition, the Company is required to record an additional deferred liability for temporary differences not previously recognized. This additional deferred tax liability totaled $266,635 at December 31, 1997 and $235,438 at December 31, 1996. Management believes that these deferred taxes will be recovered through the ratemaking process. Accordingly, the Company has recorded an offsetting regulatory asset and regulatory liability.

Employee benefits

The Company has a noncontributory defined benefit plan which covers substantially all employees. The benefits are primarily based on years of service and the employee's compensation. Pension expense includes the amortization of a net transition obligation over a twenty three year period.
The Company's funding policy is to make annual contributions in an amount that approximates what was allowed for ratemaking purposes consistent with ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company has a 401(k) Plan. Employees are allowed to contribute a percentage of salary, based on certain parameters. From January 1, 1995 through March 31, 1996 the Company matched 25% of employee contributions up to 6% of total compensation. Effective April 1, 1996, the Company matches 50% of employee contributions up to 6% of total compensation.

In addition, the Company provides certain health care and life insurance benefits for retired employees and their spouses. Generally, the plan provides for Medicare wrap around coverage plus life insurance based on a percentage of each participant's final salary. Substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company's obligation for postretirement benefits expected to be provided to or for an employee must be fully accrued by the date that the employee attains full eligibility for benefits. The Company has elected to recognize the unfunded accumulated postretirement benefit obligation over 20 years. The Company's funding policy is to contribute amounts annually to a benefit trust and pay directly all current retiree premiums.

Compensated absences

Company policy and practice does not provide for any accumulated but unused vacation, sick time or any other compensated absences to be carried over beyond the year end.

Deferred charges

Deferred charges consist primarily of costs incurred to prepare the Company's surplus land for future disposition. Deferred charges are allocated to dispositions of land based on specific identification, if applicable, and on the percentage of acres disposed to total surplus acres.

Land dispositions

The Company is actively seeking to dispose of surplus land not required for utility operations. The net gain of each disposition, after deducting costs, expenses and taxes is allocated between the shareholders and ratepayers by a method approved by the DPUC based on legislation passed by the Connecticut General Assembly. The portion of income applicable to shareholders is recognized in the year of disposition. Income attributable to ratepayers is deferred and amortized in a manner that reflects reduced water revenue resulting from the sharing formula as determined by the DPUC.

Unamortized debt expense

Cost related to the issuance of debt are capitalized and amortized over the term of the related indebtedness. The Company has received permission from the DPUC to amortize the costs associated with debt previously outstanding over the term of the new indebtedness.

2.  Utility Plant

                                            December 31,
                                      1997              1996
Pumping, treatment and distribution  $14,590,321     $13,368,635
Source of Supply                       3,216,090       3,126,167
General Plant                          1,146,517       1,132,329
Organization                              30,219          30,219
                                      18,983,147      17,657,350
Construction in process                   62,482         109,587
                                     $19,045,629     $17,766,937

3.  Note Payable

Notes Payable consist of a ten year $1,500,000 term loan, a $1,500,000 revolving line of credit to fund additional capital improvements, and an unsecured line of credit of $600,000 to be used for working capital purposes. The revolving line of credit and unsecured line of credit become due and payable on May 1, 1998 and with the unsecured portion required to be reduced to a zero balance for 30 consecutive days prior to the maturity date. The outstanding balance of the revolving note may be converted to a term loan at maturity with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of
the Mortgage Bond Indenture   See Note 5) on all of the Company's utility
property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at December 31, 1997 and through July 2000 is 8.18%. Interest is payable monthly. The revolving line of credit also has various interest rate options, including a variable rate at 0.125% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, or 90 days at 1.75% over the applicable LIBOR rate. Interest is payable monthly. Borrowings of $1,355,000 were outstanding on the revolving line of credit at December 31, 1997. On January 22, 1998, these borrowings were paid in full as a result of a Land Sale that took place between the City of Derby and the Company. (See Note 18).

The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the revolving line of credit. Borrowings of $125,000 were outstanding on the unsecured line of credit at December 31, 1997.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the revolving line of credit first and then the term loan and require maintenance of certain financial ratios and shareholders' equity of at least $3,000,000. In addition, the DPUC has restricted the Company from borrowing funds under the revolving line of credit if at any time or as a result of the borrowing, the Companyns long term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Companyns total capitalization. The DPUC has also required that the Company's ratio of long term debt to total capital not exceed 62% by May 1, 1998.

Minimum annual principal payments due on the term loan follows:

Year ending December 31:

1998                       $   75,000
1999                           75,000
2000                           75,000
2001                           75,000
Thereafter                    850,000
                           $1,225,000

4.  Long Term Debt

                                               December 31,
                                             1997         1996

First mortgage bonds, Series E. 9.64%,
  due September 1, 2011                $4,606,000    $4,700,000

Pursuant to its Mortgage Bond Indenture, the Company has outstanding, a series of first mortgage bonds in the amount of $4,606,000 due on September 1, 2011. The terms of the indenture provide, among other things, annual sinking fund requirements commencing September 1, 1997, and limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Under the dividend limitation, approximately $906,700 was available to pay dividends at December 31, 1997 after the quarterly dividend payment made on that date. Interest is payable semi annually on the first day of March and September. The indenture is secured by a lien on all of the Companyns utility property other than excess land available for sale.

The Company began to pay current maturities of long term debt of $94,000 on September 1, 1997, and is required to pay $94,000 each September 1 thereafter, until the bonds are paid in full.

[CAPTION]

Note 5  Accounts Payable and Accrued Liabilities

                                             December 31,
                                             1997         1996
Accounts payable                         $139,782     $239,886
Accrued liabilities:
  Interest                                148,005      151,027
  Taxes                                   (30,541)     173,777
  Pension                                 160,597      147,250
  Other                                    36,816       35,383
                                         $454,659     $747,323

Note 6  Deferred Income on Dispositions of Land

Deferred income on the prior dispositions of land is amortized to operating income under a method that coordinates the sharing of the net gains from land sales between the Company's shareholders and ratepayers, in accordance with a rate making formula approved by the DPUC. Amortization of deferred income and related taxes to be included in future years operating income for land sales completed as of the balance sheet date follow:

                                      Deferred    Amortization To
                        Deferred      Income      Be Included In
Year Ending December 31:  Income      Taxes     Operating Income
1998                   $261,400    $108,175            $153,225
1999                    191,370      79,129             112,241
2000                    138,142      57,279              80,863
2001                     92,470      38,508              53,962
2002                     49,947      20,735              29,212
Thereafter               55,018      22,824              32,194
                       $788,347    $326,650            $461,697

The amortization of deferred income on prior land sales does not include the effect of anticipated future land sales under the Company's ongoing land sales program.


7.  Taxes, Other Than Income Taxes

                                       December 31,
                                 1997        1996         1995
Municipal                    $227,022    $225,320     $267,183
Gross receipts                105,403     215,300      208,201
Payroll                        71,135      69,179       63,912
                             $403,560    $509,799     $539,296

The Connecticut Gross Receipts tax was repealed as of July 1, 1997 and as a result, water service rates were also reduced to reflect that reduction.

8.  Income Taxes

The provisions for taxes on income for the years ended December 31, 1997, 1996 and 1995 consist of:

                                1997         1996        1995
Current:
  Federal                    $119,666     $318,311    $212,705
  State                        41,291      112,765     111,526
Deferred:
  Federal:
    Accelerated depreciation   96,384      81,714      117,076
    Alternative minimum tax
      credit                                            76,855
    Income on land
       dispositions            83,117       15,127    (112,489)
    Investment tax credit     (14,700)     (14,700)    (14,700)
    Construction advances
      and other               (12,207)      (5,071)     (6,165)
State                          14,639        2,420     (30,372)

                             $328,190     $510,566    $354,436

State deferred income taxes relate solely to timing differences in the recognition of income related to land dispositions.

A reconciliation of the income tax expense at the federal statutory tax rate of 34 percent to the effective rate follows:

                                    1997         1996        1995
Federal income tax at statutory
  rates                         $338,665     $433,603   $296,650
Increase (decrease) resulting from:
  State income tax, net of federal
     benefit                      17,590       72,828     93,653
  Rate case expense              (21,508)       4,536     (9,103)
  SFAS 106 expense in excess of
       funding                       750          768      2,068
  Other, net                       7,393       13,531    (14,132)
  Investment tax credit          (14,700)     (14,700)   (14,700)

Total provision for income taxes 328,190      510,566    354,436
Taxes related to land
  dispositions                  (258,476)    (382,107)  (286,694)

Operating provision for taxes    $69,714     $128,459    $67,742

Deferred tax liabilities (assets) were comprised of the following:
                                             1997         1996
Depreciation                           $1,662,767   $1,572,362
Investment tax credits                    349,261      363,961
Other                                     244,573      229,181
Gross deferred tax liabilities          2,256,601    2,165,504
Land Sales                              (326,650)    (424,405)
Alternative minimum tax                   (2,228)      (2,228)
Other                                   (232,115)    (253,899)
Gross deferred tax assets               (560,993)    (680,532)
Total deferred income taxes            $1,695,608   $1,484,972

9.  Related Party Transactions

The Company has paid legal and consulting fees to firms whose partners are directors and shareholders of the Company. During the years ended December 31, 1997, 1996 and 1995, fees paid amounted to $123,439, $32,378 and $34,748, respectively.

10.  Allowance for Doubtful Accounts

                                          December 31,
                                 1997        1996         1995
Allowance for doubtful accounts,
   beginning                  $75,000     $75,000      $75,000
Provision                      28,251      43,237       46,712
Recoveries                      3,051       8,549       13,036
Charge offs                  (56,302)    (51,786)     (59,748)
Allowance for doubtful accounts,
   ending                     $50,000     $75,000      $75,000

11.  Postemployment Benefits

Pension Plan

The plan's funded status and related pension accrual follows:

                                                December 31,
                                             1997         1996
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
  benefits of $592,240 in 1997
  and $523,864 in 1996                   $598,187     $537,226

Projected benefit obligation            (851,292)    (742,517)
Plan assets at fair value                 625,767      502,793

Projected benefit obligation in excess
   of plan assets                       (225,525)    (239,724)
Unrecognized prior service cost          (41,928)     (44,183)
Unrecognized deferred loss                161,758      194,709
Other liability                                0      (33,311)
Unrecognized net obligation at transition  82,205       88,077

Prepaid (accrued) pension obligation
   included in accounts payable accrued
   liabilities                          $(23,490)    $(34,432)

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.0% in 1997 and in 1996. The expected long term rate of return on assets was 8.0% in 1997 and in 1996.

Net periodic pension costs include the following components:

                                         December 31,
                                 1997         1996        1995
Service cost                  $48,297      $40,780     $30,077
Interest cost on projected benefit
    obligation                 53,319       46,694      38,004
Amortization of net loss
  from prior years              9,980        8,065       6,167
Amortization of net obligation at
    transition                  5,872        5,872       5,872
Amortization of unrecognized prior
  service cost                 (2,254)      (2,254)     (2,263)
Deferred gain (loss)           53,301      (13,119)     61,097
Actual return on assets       (94,454)     (24,638)    (91,892)
Net pension cost              $74,061      $61,400     $47,062

Employer matching contributions to the 401(k) plan were $17,645, $14,372 and $7,731 in 1997, 1996 and 1995, respectively.

Other post retirement benefit

The net periodic postretirement benefit cost includes the following components:

                                           December 31,
                                    1997         1996        1995
Service cost benefits earned during
    the period                   $19,779      $19,612    $22,268
Interest cost on benefit
 obligation                       30,709       29,385     29,700
Actual return on plan assets     (33,363)     (16,003)   (27,185)
Net amortization and deferral      2,508       (8,985)    11,430
Amortization of transition
  obligation                      25,378       25,378     25,378
Net periodic postretirement
  benefit cost                   $45,011      $49,387    $61,591

The funded status and the related accrual for postretirement benefits other than pensions were as follows:

                                            December 31,
                                   1997                     1996
Accumulated postretirement benefit
     obligation:
  Retirees                    $(222,635)               $(234,544)
  Other vested                 (226,524)                (196,674)
                               (449,159)                (431,218)
Plan assets at fair value       271,622                  214,759

Accumulated postretirement obligation in
  excess of plan assets         (177,537)               (216,459)
Unrecognized net gain           (203,080)               (189,588)
Unrecognized net transition
  obligation                     380,617                 406,047

Accrued postretirement benefit cost
  included in current assets       $ 0                      $ 0

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 1996. The expected long term rate of return on assets was 7.5% in 1997 and 1996.

For measurement purposes, a 10.0% annual increase in the per capita cost of covered health care benefits was assumed for 1998. This rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. A 1% increase in health care cost trend rate assumptions would produce an increase in the accumulated postretirement benefit obligation at December 31, 1997 of $71,579 and in increase in the aggregate service and interest cost of the net periodic postretirement benefit cost of $9,718.

The Company has established tax effective funding vehicles for such retirement benefits in the form of a qualified Voluntary Employee Beneficiary Association
(VEBA) trust. The Company funded the VEBA trust with tax deductible contributions totaling $45,011, $49,387 and $57,767 in 1997, 1996 and 1995,
respectively.

The Company president's employment contract requires accounting for benefit payable in accordance with SFAS 106. The accumulated present value of future benefits attributable to the Companyns president is being recognized over his remaining years of service to retirement. The liability recorded at December 31, 1997 and 1996 was $136,650 and $112,818, respectively. At December 31,
1997, an amount of $86,250 has been included in other assets relating to a regulatory asset for cost which were included in the Company's rate case.

12.  Earnings per share Supplemental Information

The following table summarizes the number of common shares used in the calculation of earnings per share:

                                    1997         1996        1995
Weighted average shares outstanding
  for earnings per share, basic    759,495      754,449   749,827
Incremental shares from assumed
  conversion of stock options        8,051
Weighted average shares outstanding
  for earnings per share, diluted  767,546      754,449   749,827

13.  Commitments and Contingent Liabilities

Leases

The Company leases equipment under several noncancelable operating leases expiring through 2001. Total minimum rentals under noncancelable operating leases are as follow:

Year ending December 31:

1998                                                   $16,419
1999                                                    13,601
2000                                                    10,452
2001                                                       851

                                                       $41,323

Lease expense was $11,907 in 1997, $27,903 in 1996 and $35,274 in 1995.

Management agreement

The Company maintains an agreement with the City of Derby (the "City"), pursuant to which agreement, the Company manages the water system owned by the City. The Company is responsible for costs of maintenance and improvements. Amounts collected from customers, net of expenses, are retained by the Company.

Capital budget

Management has budgeted $1,300,000 for capital expenditures in 1998, $250,000 of which is expected to be necessary to meet its service obligations for the coming year. The balance of the capital budget depends on the Company's ability to raise additional capital.

Purchase commitment

The Company has an agreement with South Central Connecticut Regional Water Authority to purchase water. This agreement provides for a minimum purchase of 600 million gallons of water annually. Charges to expense were $691,166, $680,125 and $743,904 for the years 1997, 1996 and 1995, respectively. The purchase price is based on South Central Connecticut Regional Water Authorityns wholesale rate. At December 31, 1997, this rate was $1,150 per million gallons. This agreement expires December 31, 2015 and provides for two ten year extensions at the Company's option.

14.  Year 2000 Compliance

The Company is evaluating its computer system for compliance with issues related to the year 2000. Management anticipates that the Company's systems will be fully compliant by the end of 1998. Costs associated with compliance are not expected to have a material impact on the Companyns financial position or results of operations.

15.  Rate Matters

On July 18, 1997, the Company filed a rate application with the DPUC for a 14.2 percent water service rate increase designed to provide a $601,382 increase in annual water service revenues and a return on equity of 12.95%. The Company subsequently revised its request to $439,426 or an increase in annual revenues of 10.4 percent. On January 21, 1998, the DPUC granted the Company a 4.1 percent water service rate increase designed to provide a $177,260 annual increase in revenues and a 12.16% return on common equity.

On December 27, 1995, the DPUC granted the Company an increase in annual revenue of $289,333, or 6.9%, effective January 1, 1996.

16.  Equity

Stock option plans

The Company has two stock option plans and a non employee director stock option plan and a key employee incentive stock option plan. 40,000 and 35,000 shares, respectively, were authorized under the two plans which provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods and must be exercised within 10 years from date of grant. The following table summarizes the transactions of the Company's stock option plans for the three years ended December 31, 1997:

                        Granted                 Exercisable
                                 Weighted               Weighted
                      Number     Average      Number    Average
                   of Shares Exercise Price of Shares Exercise Price
Outstanding at
January 1, 1995       54,000         $10.50
Granted                3,750         $11.00
Outstanding at
December 31, 1995     57,750         $10.53    22,750    $ 10.50
Granted                5,000          $8.50
Outstanding at
December 31, 1996     62,750         $10.37    55,875     $ 10.52
Granted                2,500         $12.25
Forfeited             (3,000)        $10.50
Outstanding at
December 31, 1997     62,250         $10.44    57,250     $ 10.45

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The pro forma effect of these options on net income and earnings per share, utilizing the Black Scholes option pricing model, consistent with the method stipulated by SFAS 123, was not material to the Companyns results of operations in those years.

Dividend reinvestment plan

The Company has a dividend reinvestment plan which provides for the issuance and sale of up to 70,000 shares of the Company's authorized but unissued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares under the plan will be purchased at their fair market value price on the date of the dividends to be invested in the new shares. The following table summarizes the activity in common shares related to the dividend reinvested plan:

                                         December 31,
                                 1997                     1996
Number of shares issued         3,810                    5,610
Value of shares when issued   $45,581                  $51,386

17. Supplemental Disclosure of Cash Flow Information and Noncash Financing Activities

Cash paid for interest for the years ended 1997, 1996 and 1995 was $625,729, $574,993 and $608,764, respectively.

Cash paid for income taxes for the years ended 1997, 1996 and 1995 was $283,150, $539,200, and $188,575, respectively.

The Company receives contributions of plant from developers. These contributions are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.

                                          December 31,
                                 1997        1996         1995
Gross plant additions      $1,315,886  $1,518,142     $671,390
Customersn advances for
    const.                   (78,644)    (56,990)     (71,112)
                           $1,281,242  $1,461,152     $600,278

18.  Subsequent Event

       On January 21, 1998, the Company sold to the City of Derby, Connecticut, 145 acres of land for $1,800,000. The net gain of this sale, including the deferred portion, approximated $913,000.

PART III

Item 10.  Directors and Executive Officers of the Registrant

       (a) The following list identifies all current directors of the Company. No director or executive officer has (i) any family relationship with any other such person or (ii) been involved in any legal proceeding which would require disclosure under Item 401 of Regulation S K. There are no arrangements between any director or officer and any other person pursuant to which he or she was or is to be selected as a director or officer or as a nominee therefor.

                        Business Experience during the Last        Director
Name              Age   Five Years and Other Directorships         Since

Stephen P. Ahern   68   V.P., Unicco Security  Services;            1994
                        Principal, Ahern Builders

Edward G. Brickett 68   Retired; Director of Finance, Town          1979
                        of Southington, CT until June 1995

James E. Cohen     51   Lawyer in Practice in Derby;                1982
                        Director, Great Country Bank (1987 1993)

Betsy Henley Cohn  45   Chairwoman of the Board of Directors        1981
                        of the 1981 Company; Chairman and
                        Treasurer, Joseph Cohn & Sons, Inc.
                        (construction sub contractors); Director,
                        United Illuminating Corp.; Director,
                        Aristotle Corp.; Director, Citizens
                        Bank of Connecticut; Director, Society for
                        Savings Bancorp, Inc. (1985 1993)

Alvaro da Silva     52  President, B.I.D., Inc. (land              May,
                        development and home building company);    1997
                        Managing Partner Connecticut Commercial
                        Investors, LLC., (a commercial real estate and investment partnership); Chairman,
                        Shelton Inland Wetlands Commission; Board of
                        Governors Unquowa School

Aldore J. Rivers    64   President of the Company                   1986

B. Lance Sauerteig  52    Lawyer in Practice in Westport;           1996
                          Principal in BLS Strategic Capital,
                          Inc. (financial and inv. advisory
                          company); President, First Spring
                          Corp., (1986 1994) (financial &
                          investment advisory company); Director,
                          OFFITBANK (a New York based private
                          investment management bank)

Kenneth E. Schaible  56   Bank Consultant and Real Estate           1994
                          Developer; Senior Vice President,
                          Webster Bank (1995 1996); President,
                          Shelton Savings Bank and Shelton
                          Bancorp.,Inc. (1967 1995)

David Silverstone    51   Group Vice President, The Southern        1994
                          Connecticut Gas Company; Lawyer in Practice in Hartford until March 31, 1998.

       The Board of Directors' Audit Committee consisted of Messrs. Brickett, da Silva and Schaible during 1997. It performs the function of recommending the engagement and reviewing the performance of the Companyns independent public accountants. The Audit Committee met once in 1997. The Board of Directors' Personnel and Pension Committee consisted of Ms. Henley Cohn (ex officio) and Messrs. Ahern, Brickett, Sauerteig and Silverstone and performs the function of reviewing Executive Office compensation and proposing the same to the full Board of Directors for action. It also proposes to the full Board overall payroll pool levels and pension plan arrangements for all employees. The Personnel and Pension Committee met five times in 1997. In 1997, seven meetings of the full Board of Directors were held, and all Directors attended at least 75% of the meetings of the full Board and committees on which they served.

       (b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Companyns equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

       Based solely on review of copies of such forms furnished to the Company, or written representations that no reconciliation forms were required, the Company believes that during fiscal year ending December 31, 1997, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Item 11.  Compensation of Directors and Executive Officers

Directors: The Company's Directors, except for Ms. Henley Cohn and Mr. Rivers, received an annual fee of $3,000 plus $500 for each full Board meeting and $300 for each Committee meeting actually attended in 1997. Ms. Henley Cohn received an annual salary of $52,000 for services in pursuit of land sales during 1997 and as Chairwoman of the Board of Directors.

Executive Officers: The following table sets forth the annual cash compensation for Mr. Rivers, the Company's Chief Executive Officer and only Executive Officer whose total annual salary exceeded $100,000, for each of 1995, 1996 and 1997. The Company has no long term incentive plans.

                                     Annual Compensation
Name and
Principal Position            Year          Salary*        Bonus

Aldore J. Rivers, President    1995        101,404        $2,500
CEO and Director               1996        105,404           N/A
                               1997        111,404           N/A

* Includes the economic benefit of premiums on a split dollar life insurance policy pursuant to which Mr. Rivers is the Insured and the Company is the owner and paid the premiums in 1995, 1996 and 1997.

Employment Agreement and Split Dollar Insurance Plan

       The Company entered into an Employment Agreement with Mr. Rivers in 1990 (the "Employment Agreement"), pursuant to which the Company agreed to employ Mr. Rivers as President of the Company. The Employment Agreement was amended in 1992 and 1993.

       The Employment agreement, as amended, provides for a so called "Split Dollar Life Insurance" plan for the benefit of both the Company and Mr. Rivers. The plan provides for the Company to maintain insurance on Mr. Rivers' life in an amount not less than $150,000, and to pay to Mr. Rivers' designee $150,000 if he should die on or before the age of 65. The balance of the life insurance proceeds, if any, may be retained by the Company. If Mr. Rivers dies after reaching the age of 65, all death benefits of the policy are retained by the Company. The Company has agreed to make one hundred eighty (180) monthly supplemental pension payments of (a) $1,170 each to Mr. Rivers commencing when he reaches the age of 65 and continuing until the earlier of his death or the end of the 180 month period and (b) if he should die after reaching the age of 65 but before the end of the 180 month period and his spouse survives him, $585 each to her until the earlier of her death or the expiration of the balance of the 180 month period. The Company expects to use the proceeds of the life insurance to reimburse itself for the supplemental pension payments that may be made to Mr. Rivers and his spouse after his 65th birthday.

Item 12.  Security Ownership of Management and Certain Beneficial Owners

       (a) The following table sets forth certain information with respect to the only persons, to the knowledge of the Company, who own as much as 5% of the Company's stock as of February 28, 1998.

Name and Address                      Amount and Nature of     Percent
of Beneficial Owner                   Beneficial Ownership     Of Class

Group consisting of Cohn Realty
   & Investment,                      185,960 Shares (1)       24.25%

Betsy Henley Cohn, John J. Crawford,
   as custodian for Juri Henley Cohn,
   and as custodian for Jesse Henley Cohn,
   Joel Cohn Revocable Trusts 1A
   2A and 2B, Betsy Cohn Spray Trust,
   Harry Berkowitz Revocable Trust,
   Betsy Cohn Income Trust, 80 Hamilton, Street,
   New Haven, CT 06511, and Ruth Weisman,
   26 Kohary Drive, New Haven, CT 06515.

James E. Cohen, 315 Main Street          39,098 (2)             5.10%
Derby, Connecticut 06418

John J. Crawford, 70 Indian Road,
Guilford, CT  06437                       66,262 Shares (2)     8.74%

(1) Of the 185,960 shares owned by this Group, Betsy Henley Cohn owns options to purchase 10,000 shares of the Company's Common Stock under the Company's 1994 Stock Incentive Plan, which options are exercisable within 60 days of April 13, 1998, the record date for the Company's 1998 Annual Shareholders Meeting (the "Record Date"); Cohn Realty & Investment (a Connecticut general partnership consisting of three investment trusts whose managing agent is Betsy Henley Cohn, whose beneficiaries are certain members of the Cohn Family and whose Trustees are Rhoda Cohn and Stanley Bergman) has beneficial ownership of 36,000 shares; John J. Crawford, as custodian for Juri Henley Cohn, has beneficial ownership of 21,900 shares; John J. Crawford, as custodian for Jesse Henley Cohn, has beneficial ownership of 22,206 shares; Joel Cohn Revocable Trust 1A has beneficial ownership of 26,380 shares; Joel Cohn Revocable Trust 2A has beneficial ownership of 1,500 shares; Joel Cohn Revocable Trust 2B has beneficial ownership of 1,000 shares; Betsy Cohn Spray Trust has beneficial ownership of 32,188 shares; Betsy Cohn Income Trust has beneficial ownership of 10,960 shares; Harry Berkowitz Revocable Trust has beneficial ownership of 16,098 shares; and Ruth Weisman has beneficial ownership of 10,228 shares. Betsy Henley Cohn has either a controlling or a beneficial interest in Cohn Realty & Investment, Betsy Cohn Spray Trust and Betsy Cohn Income Trust. Except for the options owned by Betsy Henley Cohn described above, no member of the Group owns or has the right to acquire, directly or indirectly, any other shares. Unless otherwise indicated, the named beneficial owner of the shares has sole voting and dispositive power with respect thereto. The information set forth in this footnote is derived from filings with the Securities and Exchange Commission made by the Group and from other information available to the Company.

(2) Includes 32,598 shares held by Mr. Cohen as Trustee for the David B. Cohen Family Trust, options to purchase 5,000 shares under the Company's Stock Option Plan for Non Employee Directors exercisable within 60 days of the Record Date, and 1,500 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(3) Includes 5,830 shares held jointly by Mr. Crawford and his wife, 22,206 shares held by Mr. Crawford as custodian for the benefit of Jesse
       Henley Cohn, and 21,900 shares held by Mr. Crawford as custodian for the benefit of Juri Henley Cohn. Mr. Crawford has sole voting power over the shares held for the benefit of Jesse Henley Cohn and Juri Henley Cohn, but has no family relationship with Jesse Henley Cohn or Juri Henley Cohn. The 22,091 shares held in trust for the benefit of Jesse Henley Cohn and the 21,785 shares held in trust for the benefit of Juri Henley Cohn are also included in the shares set forth in footnote (1), above, as being held by John J. Crawford as custodian for Jesse Henley Cohn and Juri Henley Cohn.

       (b) The following table sets forth certain information concerning ownership of the Company's Shares by management:

                      Common Shares
                      Beneficially Owned           Percent
       Name           As of February 28, 1998 (1)  of Class   (2)
       Stephen P. Ahern              18,377   (3)           2.40%
       Edward G. Brickett             8,925                 1.16
       James E. Cohen                39,098   (4)           5.10
       Betsy Henley Cohn            185,960   (5)          24.25
       Alvaro da Silva                  100                  .01
       Aldore J. Rivers              12,156                 1.58
       B. Lance Sauerteig               825                  .11
       Kenneth E. Schaible            5,855                  .76
       David Silverstone              4,490                  .59
       John S. Tomac                    200                  .03
       Executive Officers and
         Directors as a  group,
         10 in number               275,986                34.26%


(1) Includes options to purchase shares of Common Stock exercisable within 60 days of the Record Date, as follows: Mr. Ahern, 4,375; Mr. Brickett, 5,000; Mr. Cohen, 5,000; Ms. Henley Cohn, 10,000; Mr. Rivers, 10,000;
       Mr. Sauerteig, 825; Mr. Schaible, 4,375; and Mr. Silverstone, 4,375.

(2) For the purpose of calculating the percentage of Common Stock beneficially owned (a) by the individual persons listed in the table, the number of options held by such person is included in both the number of shares beneficially owned by the person and in the total number of shares outstanding in the class with respect to the individual person's percentage calculation, and (b) by the directors and officers as a group, the total number of shares beneficially owned by the group and the total number of shares outstanding includes the 43,950 shares issuable upon the exercise of options exercisable by all persons in the group within 60 days of the Record Date.

(3)    Includes 1,700 shares owned by Ahern Family Limited Partnership.

(4) Includes 32,598 shares held by Mr. Cohen, as Trustee for the David B. Cohen Family Trust, and 1,500 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(5) Ms. Henley Cohn is a member of the shareholder group described in the preceding table. The 185,690 shares set forth in this table is the aggregate number of shares held by all of the members of the group. See note (1) to the preceding table for information concerning shares beneficially held by Ms. Henley Cohn.

Item 13.  Certain Relationships and Related Transactions

       Mr. Cohen is a partner in the law firm of Cohen and Thomas, which has represented the Company on occasions in past years; the Company may continue to employ that firm on occasion in the future.

       Mr. Silverstone was, until March 31, 1998, a partner in the law firm of Silverstone & Koontz, which represented the Company on rate matters in 1997.

       Mr. Sauerteig is a principal in the law firm of Levett, Rockwood and Sanders, which provided legal services to the Company in past years and may do so in the future.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8 K

(a) (1) and (2). See Index to Item 8. Financial Statements and Supplementary Data are herein incorporated by reference.

       (3) Certificate of Incorporation and By Laws of Birmingham Utilities, Inc. Incorporated herein by reference is Exhibit 3 of Birmingham Utilities, Inc.ns Annual report on Form 10K for the period ended December 31, 1994.

       (4)  Instruments Defining Rights of Security Holders

       (i) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Attached hereto as pp. 39 to 149 .

       (ii) Commercial Term and Revolving Loan Agreement by and between Birmingham Utilities, Inc. and Fleet Bank, N.A., dated April 29, 1994. Incorporated herein by reference is Exhibit 10(1) of the Quarterly Report on Form 10 Q/A of Birmingham Utilities, Inc. for the period ended June 30, 1994.

       (iii) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference is Exhibit 4 (iii) of Birmingham Utilities, Inc.ns Annual Report on Form 10 K for the period ended December 31, 1994.

       (10)  Material Contracts

(10.1) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated January 18, 1984 for the sale of water by the Authority to the Company and subsequent amendment dated December 29, 1988. Incorporated herein by reference is Exhibit (10.1) of the Annual Report on Form 10 K of Birmingham Utilities, Inc. for the period ended December 31, 1993.

(10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Incorporated herein by reference is Exhibit (10.2) of the Annual Report on Form 10 K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

(10.3)  Employment Agreement between The Ansonia Derby Water Company and
Aldore J. Rivers dated August 5, 1990, as amended by amendments dated July 28, 1992 and April 20, 1993. Incorporated herein by reference is Exhibit (10.6) of the Annual Report on Form 10 K of Birmingham Utilities, Inc. for the period ended December 31, 1993.

(10.4) Birmingham Utilities, Inc. 1994 Stock Incentive Plan adopted by its Board of directors on September 13, 1994. Incorporated herein by reference is Exhibit (10.9) of Birmingham Utilities, Inc.'s Annual Report on Form 10 K for the period ended December 31, 1994.

(10.5)  Birmingham Utilities, Inc. Stock Option plan for Non Employee
Directors adopted by its Board of directors on September 13, 1994. Incorporated herein by reference is Exhibit (10.10) of Birmingham Utilities, Inc.'s Annual Report on Form 10 K for the period ended December 31, 1994.

(10.6)  Purchase and Sale Agreement by and between Birmingham Utilities,
Inc. and M/1 Homes, LLC dated March 18, 1997 for the sale by the Company to M/1 Homes of approximately 245 acres of unimproved land in Seymour, Connecticut. Incorporated herein by reference is Exhibit (10.6) of the Annual Report on Form 10 K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

(10.7)  Purchase and Sale Agreement by and between Birmingham Utilities,
Inc. and the Trust for Public Land (Inc.) ("TPL") dated as of January 27, 1998 for the sale by the Company to TPL of approximately 516 acres of unimproved land located in Oxford and Seymour, Connecticut. Attached hereto as pp. 150 to 166.

(10.8)  Purchase and Sale Agreement by and between Birmingham Utilities,
Inc. and the town of Seymour (the "Town") dated as of March 3, 1998 for the sale by the Company to the Town of approximately 229 acres of unimproved land located in Seymour, Connecticut. Attached hereto as pp. 167 to 183.

(23) Consent of Dworken, Hillman, LaMorte & Sterczala, P.C. Attached hereto as pp. 184.

(b) Reports on Form 8 K. No reports on Form 8 K were filed by the Registrant during the last quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:    /s/ Betsy Henley Cohn
       Betsy Henley Cohn
       Chairwoman of the Board



BY:    /s/ John S. Tomac
        John S. Tomac
        Vice President and Treasurer


Date:   March 30, 1998





   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Stephen P. Ahern                       /s/ Aldore J. Rivers
Stephen P. Ahern, Director                 Aldore J. Rivers, President
Date:  March 30, 1998                      Date: March 30, 1998




Edward G. Brickett, Director               B. Lance Sauerteig, Director
Date: March     ,  1998                    Date:  March    , 1998



/s/ James E. Cohen                         /s/ Kenneth E. Schaible
James E. Cohen, Director                   Kenneth E. Schaible, Director
Date: March 30, 1998                       Date: March 30, 1998



/s/ Betsy Henley Cohn                      /s/ David Silverstone
Betsy Henley Cohn, Chairwoman              David Silverstone, Director
Board of Directors                         Date:  March 31, 1998
Date:  March 30, 1998



Alvaro da Silva, Director
Date: March     , 1998



                             BIRMINGHAM UTILITIES, INC.

                                 INDEX TO EXHIBITS


Item No.                                                 Page No.

4(i)    Amended and Restated Mortgage Indenture by and    39-149
        between the Ansonia Derby Water Company and The
        Connecticut National Bank as Trustee, dated as of August 9, 1991


10.7    Purchase and Sale Agreement by and between       150-166
        Birmingham Utilities, Inc. and the Trust for Public
        Land (Inc.) ("TPL") dated as of January 27, 1998 for the sale by the Company to TPL of approximately
        516 acres of unimproved land located in Oxford and Seymour, Connecticut.

10.8    Purchase and Sale Agreement by and between       167-183
        Birmingham Utilities, Inc. and the Town of Seymour
        (the "Town") dated as of March 3, 1998 for the sale by the Company to the Town of approximately 229 acres of unimproved land located in Seymour, Connecticut.

23    Consent of Dworken, Hillman, LaMorte & Sterczala, P.C. 184