Form 10-Q
period 1998-03-31
BIRMINGHAM UTILITIES INC
filed 1998-05-15
CIK 6694

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON  D.C.   20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED MARCH 31, 1998  COMMISSION FILE NUMBER 0-6028


                   BIRMINGHAM UTILITIES, INC.
     (Exact name of registrant as specified in its charter)

                      CONNECTICUT06-0878647

            230 BEAVER STREET, ANSONIA, CT      06401
        (Address of principal executive office)(Zip Code)

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

          NO ________                   YES    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                        Outstanding at May 1, 1998
COMMON STOCK, NO PAR VALUE                  763,075

I.  Financial Statements
[CAPTION]

                   BIRMINGHAM UTILITIES, INC.
                         BALANCE SHEETS

                           (Unaudited)
                               March 31,     Dec. 31,
                                  1998         1997

ASSETS:

Utility Plant                   $19,133,912  $19,045,629
Accumulated depreciation        (5,977,859)  (5,834,113)
Current Assets:                  13,156,053   13,211,516
Cash and cash equivalent            241,740       62,699
Accounts receivable, net of
 allowance for doubtful accounts    482,079      604,627
Accrued utility revenue             360,057      375,327
Materials & supplies                 60,319       56,976
Prepayments                          69,858       15,068
Total current assets              1,214,053    1,114,697

Deferred Charges                  1,049,093    1,148,510
Unamortized debt expense            175,100      176,057
Income taxes recoverable            446,551      446,551
Other assets                        394,015      394,096
                                  2,064,759    2,165,214
                                $16,434,865  $16,491,427

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
Common Stock, no par value, authorized
2,000,000 shares; issued and outstanding
3/31/98-762,575 shares;
12/31/97- 761,702                $2,278,901   $2,266,027
Retained earnings                 2,586,984    1,831,377
                                  4,865,885    4,097,404
Note Payable                      1,131,250    1,150,000
Long-term debt                    4,512,000    4,512,000
                                  5,643,250    5,662,000
Current Liabilities:
Note Payable                           -       1,355,000
 Current portion of note
 payable and long term debt         169,000      169,000
Accounts payable and accrued
liabilities                         931,550      454,659
Total current liabilities         1,100,550    1,978,659

Customers' advances for
 construction                     1,270,116    1,238,339
Contributions in aid of
 construction                       851,155      851,154
Regulatory liability-income taxes
 refundable                         179,916      179,916
Deferred income taxes             1,663,681    1,695,608
Deferred income on disposition of
 land                               860,312      788,347
                                $16,434,865  $16,491,427

The accompanying notes are an integral part of these financial statements. [CAPTION]

                   BIRMINGHAM UTILITIES, INC.
           STATEMENTS OF INCOME AND RETAINED EARNINGS
                           (UNAUDITED)

                           Three Months Ended March 31,
                                 1998         1997
Operating Revenue          $1,006,886  $1,081,251
Operating Expenses:
  Operating Expenses          596,515     629,109
  Maintenance Expenses         41,738      46,160
  Depreciation                118,501     105,000
  Taxes Other Than Income Taxes79,603     131,407
 Taxes on Income                7,427      15,425
Total Operating Expense       843,784     927,101

Utility Operating Income      163,102     154,150

Amortization of Prior Years'
  Deferred Income on Land Dispositions
  (Net of income taxes of $27,044
  in 1998 and $31,179 in 1997) 38,306      43,791

Other Income, net               2,251      19,794

Income before interest expense203,659     217,735
Interest and Amortization of Debt
 Discount                     146,849     149,878
Income from dispositions of land
 (net of income taxes of
  $558,456 in 1998)           828,286           -

Net income                   $885,096     $67,857
Retained earnings, beginning$1,831,377 $1,619,188
Dividends                     129,489     113,684

Retained earnings, ending  $2,586,984  $1,573,361

Earnings per share - basic         $1.16        $.09
Earnings per share - diluted       $1.14        $.09
Dividends per share                 $.17        $.15

The accompanying notes are an integral part of these financial statements.

[CAPTION]
                   BIRMINGHAM UTILITIES, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                     Three Months Ended March 31,
                                             1998         1997
Cash Flows From Operating Activities
Net Income                                $885,096     $67,857
Adjustments to reconcile net income to
net cash provided by operating activities:
Income from land dispositions             (828,286)         --
Depreciation and amortization              134,985     109,913
Amortization of deferred income,
 net of tax                                (38,306)    (43,791)
Increases and decreases in assets
 and liabilities:
Accounts receivable and accrued
 utility revenue                           137,818      94,823
Materials and supplies                      (3,343)       (950)
Prepayments                                (54,790)    (78,250)
Accounts payable and accrued expenses     (135,213)   (295,255)
Deferred income taxes                       (3,675)     15,382

Total Adjustments                         (790,810)   (198,128)
Net cash flows provided by (used in)
 operating activities                       94,286    (130,271)

Cash flows from investing activities:
Proceeds from land dispositions          1,800,000          --
Net construction expenditures             (153,721)   (131,600)
Other assets and deferred charges, net     (71,159)    (41,323)

Net Cash flows from (used in)
investing activities                     1,575,120    (172,923)
Cash flows from financing activities:
Increase (decrease) in current
note payable                            (1,373,750)     75,000
Increase (decrease) in long-
     term debt                                   --    216,250
Dividends paid - net                      (116,615)   (102,512)

Net Cash flows provided by
financing activities:                   (1,490,365)    188,738

Net (decrease) increase in cash
 & cash equivalents                        179,041    (114,456)
Cash & cash equivalents, beginning          62,699     185,479
Cash, ending                              $241,740     $71,013

Supplemental disclosure of cash flow information:
Cash paid for
   Interest                               $254,113    $259,473
   Income Taxes                            $12,600     $23,900

Supplemental disclosure of non-cash flow information:

The Company receives contributions of
plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by the
Company.

Gross Plant, additions                    $185,498    $131,600
Customers' advances for construction        31,777           0
Capital expenditures, net.                $153,721    $131,600

The accompanying notes are an integral part of these financial statements.

                   BIRMINGHAM UTILITIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - UNAUDITED STATEMENTS

The statements as of and for the three months ended March 31, 1998 are prepared without audit, however, in the opinion of management, all material adjustments for a fair statement of results have been made. The balance sheet as of December 31, 1997 has been audited.

NOTE B - SEASONALITY OF REVENUE

The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended March 31, 1998 and March 31, 1997, would not necessarily accurately forecast the annual results of each year.

NOTE C - ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS

Accounts Receivable, net, declined $122,548 in the first quarter of 1998, due in large part to the institution of a read and bill program and to a continued improvement in the Company's overall collection program.

NOTE D - ACCRUED UTILITY REVENUE

Accrued Utility Revenue at March 31, 1998 and December 31, 1997 includes $13,092 in unreimbursed costs incurred by the Company to date on a Main replacement project required by the State of Connecticut. The Company's costs are reimbursable to the Company by the State of Connecticut.

NOTE E - PREPAYMENTS
[CAPTION]
Prepayments consist of:
                               March 31, December 31,
                               1998         1997

Insurance                     $28,714      $6,153
Legal & accounting fees        28,249           0
Other prepaid expenses         12,895      21,221
                              $69,858     $15,068

The fluctuation in total prepayments as of the end of the year 1997, and the quarter ended March 31, 1998 is due primarily to prepaid insurance costs and legal and accounting fees. Insurance premiums payable are recognized during the first quarter, since January 1 is the beginning of the policy period, and amortized throughout the year.

The fluctuation in "Legal and Accounting Fees" reflects certain large expenses which regularly occur in the first quarter and are amortized over the remaining part of the year to better match costs to the annual time period benefited.

NOTE F - LONG TERM DEBT

                                        March 31, December 31,
                                             1998         1997
First mortgage bonds,
Series E 9.64% due
September 2011                            $4,512,000   $4,512,000
Note Payable                               1,131,250    1,150,000
                                          $5,643,250   $5,662,000

FIRST MORTGAGE BONDS

Pursuant to its Amended and Restated Mortgage Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,512,000 due on September 1, 2011. The terms of the Indenture provide for, among other things, annual sinking fund payments and limitations on (a) payment of cash dividends and (b) incurrence of additional bonded indebtedness. Pursuant to this agreement, approximately $1,579,000 was available to pay dividends at March 31, 1998, after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The Company began to pay current maturities of long-term debt of $94,000 on September 1, 1997 and is required to pay $94,000 each September 1, thereafter, until the bonds are paid in full. The Indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

NOTE PAYABLE

The Company has a $1,500,000 secured term loan, (of which $1,131,250 was still outstanding on March 31, 1998), a $1,500,000 secured revolving line of credit to fund additional capital improvements, and a one-year, unsecured line of credit of $600,000 to be used for working capital purposes. The term loan matures on May 1, 2004 and requires annual principal repayment of $75,000.
The revolving line of credit period expires on August 1, 1998, at which time the outstanding balance may be converted to a term loan with the same maturity and payment terms as the original term loan. Both the term loan and the revolving line of credit are secured by a lien (subordinate to the lien of the Mortgage Bond Indenture - First Mortgage Bonds, above) on all of the Company's utility property other than its excess land available for sale.

The term loan portion of the facility has both fixed and variable interest rate options. The applicable interest rate at March 31, 1998 and through July 2000 is 8.18%. Interest is payable monthly. The revolving line of credit also has various interest rate options, including a variable rate at .125% above the prime rate and LIBOR rate options, fixed for various short term periods including 30, 60 or 90 days, at 1.75% over the applicable LIBOR rate. Interest is payable monthly. There were no outstanding borrowings on the revolving line of credit at March 31, 1998 and $1,355,000 was outstanding at December 31, 1997.

The unsecured, working capital line of credit currently expires on August 1, 1998. The unsecured line of credit also provides for various interest rate options, including a variable rate at 0.125% above the prime rate, a variable rate at 1.75% above the bank's cost of funds (as provided by the bank), and the LIBOR options also available under the revolving line of credit. There were no outstanding borrowings on the unsecured line of credit at March 31, 1998 and December 31, 1997.

All three facilities provide that a default under any of them or under the Mortgage Bond Indenture is considered a default under the others. They also provide that the net proceeds from the sale of any of the Company's excess land must be used to reduce the balance of the two year line of credit first and then the term loan.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                          March 31, December 31,
                              1998         1997
Accounts Payable             $150,181    $139,782
Accrued Expenses:
Taxes                         538,884    (30,541)
Interest                       37,002     148,005
Pension                       152,402     160,597
Other                          53,081      36,816
                             $931,550    $454,659

The fluctuation in "Accrued Interest" reflects primarily the semi-annual interest payment requirement on the Company's bonds. See Note F - Long Term Debt, First Mortgage Bonds. The fluctuation in taxes primarily reflects the increased liability for federal income taxes as a result of the January 1998 land sale.

NOTE H - DEFERRED GAINS ON LAND DISPOSITIONS

The Connecticut Department of Public Utility Control ("DPUC") has provided for a rate making accounting procedure for income from land dispositions which has the effect of sharing the economic benefits of such dispositions between ratepayers and shareholders over a period of time. Accordingly, the Company includes in its income in years in which it has a land disposition, only a portion of the income that is realized from such disposition. The balance of the income is deferred and amortized to the Company's rate base and equity for rate making purposes, and to income for financial reporting purposes, over the period of time during which the rate making procedure is in effect. For the three months ended March 31, 1998 and 1997, $38,306 and $43,791 (net of income taxes) respectively, of such deferred land disposition gains was included in income.

NOTE I - EARNINGS PER SHARE

The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                March 31,
                                             1998         1997
Weighted average shares outstanding
  for earnings per share, basic              761,702    757,892

Incremental shares from assumed
  conversion of stock options                 14,605          -

Weighted average shares outstanding
  for earnings per share, diluted            776,307    757,892

NOTE J - EQUITY

Stock Option Plans

The Company has adopted two stock option plans, a non-employee director option plan and a key employee stock option plan. Options with respect to 75,000 shares of common stock were authorized under the two plans in the aggregate. The plans provide for options to purchase common stock of the Company at the fair market value at the date of the grant. The options vest over various periods. As of March 31, 1998, options for 62,250 shares are outstanding to directors and employees of the Company under both plans.

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

The following table summarizes the activity in common shares related to the dividend reinvestment plan:

                                        March 31, December 31,
                                          1998         1997
Number of Shares issued                       873       3,810
Value of shares when issued               $12,873     $45,581

NOTE K - RATE MATTERS

On July 18, 1997, the Company filed a rate application with the DPUC for a 14.2% water service rate increase designed to provide a $601,382 increase in annual water service revenues and a return on common equity of 12.95%. The Company subsequently revised its request to $439,426, or an increase in annual revenues of 10.4%. On January 21, 1998, the DPUC granted the Company a 4.1% water service rate increase designed to provide a $177,260 annual increase in water service revenues and a 12.16% return on common equity. New rates became effective on February 1, 1998.

                             ITEM II

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 1998 was $885,096 compared with $67,857 for the same 1997 period. Operating results during the first three months of 1998 are higher due to the sale of property in January of 1998, in Derby, Connecticut, to the City of Derby which contributed $828,286 to operating income.

Operating Revenues

Operating revenues for the first three months of 1998 have decreased $74,365 from the comparable 1997 period. Lower consumption in 1998, coupled with a five percent rate reduction that became effective July 1, 1997 (due to the repeal of the Connecticut Gross Receipts tax effective on that date) more than offset an overall four percent rate increase that became effective February 1, 1998.

Operating and Maintenance Expenses

Operating and maintenance expenses for the first three months of 1998 are $37,016 lower than the comparable 1997 quarter. Lower purchased water costs, uncollectible fees, casualty insurance and professional fees principally account for this variance.

Depreciation Expense

Depreciation expense for the three months ended March 31, 1998 of $118,501 is $13,501 higher than the comparable 1997 quarter. Depreciation expense relating to an increasing amount of general plant additions in 1997 and 1998 vs. prior years, accounts for this variance.

Taxes other than Income Taxes

Taxes other than income taxes for the quarter ended March 31, 1998 are $51,804 lower than the comparable 1997 quarter. The repeal of the Connecticut Gross Receipts tax on July 1, 1997 accounts for this reduction. Revenues were also reduced on July 1, 1997 to reflect the reduced tax expense resulting from the repeal.

Other Income

Other Income for the first three months of 1998 is $17,543 below the amount earned for the comparable 1997 period. Decreased income from the Company's managed water system accounts for this variance.

Land Dispositions

When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

The statement of income reflects income from the disposition of Land (net of taxes) of $828,286 for the three months ended March 31, 1998. This entry represents the sale of 145 acres of land to the City of Derby, CT on January 21, 1998. The amount represents the stockholders' immediate share of income from this land sale. The net gain on this sale totals $910,306 including the deferred portion. The DPUC's October 22, 1997 Decision approving this sale provided for a 3-year amortization, as 75% of this parcel has been dedicated as open space. There were no land sales during the first quarter of 1997.

Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $38,306 and $43,791 for the three months ended March 31, 1998 and 1997.

Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

CAPITAL RESOURCES AND LIQUIDITY

Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended March 31, 1998 and 1997, the Company's additions to utility plant, net of customer advances, cost $153,721 and $131,600, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, including proceeds from land sales and increases in debt.

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

The Company also maintains an additional, secured, line of credit in the principal amount of $1,500,000 maturing on August 1, 1998. The secured line of credit is used to provide funds to continue the Company's construction program; at the Company's option it may be converted to a term loan on August 1, 1998, with the term loan maturing in 2004. In April 1996, when the revolving loan financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization. The effect of the limitation, as of March 31, 1998, is to limit the Company to advances outstanding under the line of credit in the aggregate amount of approximately $1,500,000 for use on budgeted projects until such time as the Company obtains additional equity capital. There were no outstanding borrowings under the revolving line of credit at March 31, 1998.

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

As of March 31, 1998, the Company has approximately 1,105 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $10,715,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various time periods as stipulated by the DPUC.

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

On February 18, 1998, the Company executed a purchase and sale agreement with The Trust for Public Land, Inc. ("TPL") for the purchase by TPL of 515 acres of unimproved real property primarily in the Town of Oxford, Connecticut, and small adjoining parcels in Seymour, Connecticut, for $3,220,000. TPL is a non-profit, public benefit corporation with offices in New Haven, Connecticut. TPL is not required to purchase the property unless voters of the Town of Oxford approve
the Town to acquire such property from TPL.   The agreement is also subject to
approval by the DPUC. The closing is scheduled to be completed within 45 days after the completion of the above events, but in no event, shall any closing occur after December 31, 1998. The Company has no reason to believe that the DPUC will not approve the agreement. The Company cannot predict whether or not the voters of the Town of Oxford will vote to acquire the property or if TPL will proceed in the event that the voters fail to approve the acquisition.

On March 3, 1998, the Company executed a purchase and sale agreement with the Town of Seymour (the "Town") for the purchase by the Town of 229 acres of unimproved real property in the Town for $1,800,000. The sales agreement must be approved by the DPUC and the Company has no reason to believe that the DPUC will not approve the agreement.

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

                                       BIRMINGHAM UTILITIES, INC.

                                       Registrant


Date:   5/12/98                       /s/ Aldore J. Rivers
                                          Aldore J. Rivers, President


Date:   5/12/98                       /s/ John S. Tomac
                                          John S. Tomac, V.P.& Treasurer