Form 10-Q
period 1998-06-30
BIRMINGHAM UTILITIES INC
filed 1998-08-14
CIK 6694

FORM  10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended June 30, 1998  Commission File Number 0-6028


                              BIRMINGHAM UTILITIES, INC.
                 (Exact name of registrant as specified in its charter)


                  CONNECTICUT                             06-0878647

         230 Beaver Street, Ansonia, CT                      06401
      (Address of principal executive office)              (Zip Code)


 (Former name, former address and former fiscal year, if changes since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

               No                        Yes    X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                          Outstanding at August 1, 1998
  Common Stock, No Par Value                       768,417

PART I. FINANCIAL INFORMATION

  ITEM 1    FINANCIAL STATEMENTS

[CAPTION]

                            BIRMINGHAM UTILITIES, INC.
                     STATEMENTS OF INCOME AND RETAINED EARNINGS

                                            (UNAUDITED)

                                 Three Months Ended    Six Months Ended
                                     June 30,               June 30,
                                 1998        1997       1998       1997

Operating Revenue            $1,118,132  $1,054,560 $2,125,018  $2,135,811

Operating Expenses:
  Operating Expenses            582,332     620,386  1,178,847   1,249,495
  Maintenance Expense            34,551      44,943     76,289      91,103
  Depreciation                  118,499     119,815    237,000     224,815
  Taxes Other Than Income
  Taxes                          62,772     124,420    142,375     255,827
  Taxes on Income                72,318      11,211     79,745      26,636
  Total Operating Expense       870,472     920,775  1,714,256   1,847,876

  Utility Operating Income      247,660     133,785    410,762     287,935
  Amortization of Prior Years'
  Deferred Income on Land
  Dispositions
  (Net of income taxes)          38,307      43,792     76,613      87,583

  Other Income, net              19,213      18,144     21,464      37,938

  Income before interest
  expense                       305,180     195,721    508,839     413,456

  Interest and Amortization of
  Debt Discount                 140,218     157,558    287,067     307,436
  Income from dispositions of
  land (net of income taxes)     21,110      62,557    849,396      62,557

  Net income                   $186,072     100,720  1,071,168     168,577

  Retained earnings,
  beginning                  $2,586,984  $1,573,361 $1,831,377  $1,619,188
  Dividends                     130,488     113,860    259,977     227,544

  Retained earnings, ending  $2,642,568  $1,560,221 $2,642,568  $1,560,221

  Earnings per share - basic       $.24        $.13      $1.40        $.22
  Earnings per share - diluted     $.24        $.13      $1.37        $.22
  Dividends per share              $.17        $.15       $.34        $.30

  The accompanying notes are an integral part of these financial statements.

                              BIRMINGHAM UTILITIES, INC.
                                     BALANCE SHEET
                               BIRMINGHAM UTILITIES, INC.
                                     BALANCE SHEETS
[CAPTION]

                                       (Unaudited)
                                         June 30,         Dec. 31,
                                             1998             1997
ASSETS:

Utility Plant                          $19,738,338      $19,045,629
Accumulated depreciation                (6,097,947)      (5,834,113)
Current Assets:                         13,640,391       13,211,516
 Cash and cash equivalent                   52,213           62,699
 Accounts receivable, net of
 allowance for doubtful accounts           442,340          604,627
 Accrued utility revenue                   418,242          375,327
 Materials & supplies                       71,334           56,976
 Prepayments                                60,715           15,068
      Total current assets               1,044,844        1,114,697

Deferred Charges                         1,065,061        1,148,510
Unamortized debt expense                   168,590          176,057
Income taxes recoverable                   446,551          446,551
Other assets                               387,882          394,096
                                         2,068,084        2,165,214
                                       $16,753,319      $16,491,427

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
  Common Stock, no par value,
  authorized 2,000,000 shares;
  issued and outstanding 6/30/98
  -768,417 shares; 12/31/97-761,702    $2,344,542       $2,266,027
  Retained earnings                     2,642,558        1,831,377
                                        4,987,100        4,097,404
  Note Payable                          1,112,500        1,150,000
  Long-term debt                        4,512,000        4,512,000
                                        5,624,500        5,662,000
Current Liabilities:
  Note Payable                            260,000        1,355,000
  Current portion of note payable
  and long term debt                      169,000          169,000
  Accounts payable and accrued
  liabilities                             919,620          454,659
        Total current liabilities       1,348,620        1,978,659

Customers'advances for construction     1,270,119        1,238,339
Contributions in aid of construction      851,155          851,154
Regulatory liability-income taxes
refundable                                179,916          179,916
  Deferred income taxes                 1,680,377        1,695,608
  Deferred income on disposition
  of land                                 811,532          788,347
                                      $16,753,319      $16,491,427

The accompanying notes are an integral part of these financial statements.

                             BIRMINGHAM UTILITIES, INC.
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
[CAPTION]

                                               Six Months Ended June 30,
Cash Flows From Operating Activities            1998               1997
  Net Income                                 $1,071,168          $168,577
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Income from land dispositions                  (849,396)          (62,559)
Depreciation and amortization                   264,610           249,220
Amortization of deferred income, net of tax     (76,613)          (87,582)
  Increases and decreases in assets
  and liabilities:
Accounts receivable and accrued utility
revenue                                         119,372           (20,849)
Materials and supplies                          (14,358)          (11,617)
Prepayments                                     (45,647)         (103,820)
Accounts payable and accrued expenses          (103,336)          (78,255)
Deferred income taxes                            (7,350)          (14,937)

Total Adjustments                              (712,718)         (130,399)

Net cash flows provided by (used in)
operating activities                            358,450            38,178

Cash flows from investing activities:
  Proceeds from land dispositions             1,896,000           175,000
  Net construction expenditures                (761,569)         (542,311)
Other assets and deferred charges, net         (115,933)         (124,431)

Net Cash flows from (used in)
  investing activities                        1,018,498          (491,742)

Cash flows from financing activities:
  Increase (decrease) in current note
  payable                                    (1,132,500)          185,000
  Increase (decrease) in long-term debt          --               512,500
  Dividends paid - net                         (233,962)         (205,004)

Net Cash flows provided by
  financing activities:                      (1,366,462)          492,496

Net (decrease) increase in cash & cash
equivalents                                     (10,486)           38,932
Cash & cash equivalents, beginning               62,699           185,479
Cash, ending                                    $52,213          $224,411

Supplemental disclosure of cash flow information:
  Cash paid for
  Interest                                     $279,600          $298,820
  Income Taxes                                 $382,600           $74,500

Supplemental disclosure of non-cash
flow information: The Company receives
contributions of plant from builders and
developers.  These contributions of plant
are reported in utility plant and in
customers' advances for construction.
The contributions are deducted from
construction expenditures by the Company.
  Gross Plant, additions                      $793,349          $542,311
  Customers' advances for construction          31,780                 0
  Capital expenditures, net.                  $761,569          $542,311

The accompanying notes are an integral part of these financial statements.

                             BIRMINGHAM UTILITIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

    Birmingham Utilities, Inc. is a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection. The Company provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour with a population of approximately 31,000 people.

   The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance oflong term securities and other matters
affecting its operations.   The Connecticut Department of Public Health (The
"Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection "DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

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

NOTE 1  - QUARTERLY FINANCIAL DATA

   The accompanying financial statements of Birmingham Utilities, Inc.
(the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1997, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the six months ended June 30, 1998 and June 30, 1997, would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
          OUTSTANDING-DILUTED

  The following table summarizes the number of common shares used in the calculation of earnings per share.
[CAPTION]

                              Three Months Ending         Six Months Ending
                             6/30/98       6/30/97       6/30/98      6/30/97
Weighted average shares
outstanding for earnings
per share, basic             765,454        759,069     763,586      759,069

Incremental shares from
assumed conversion of
stock options                 21,902          --         17,389        --

Weighted average shares
outstanding for earnings
per share, diluted           787,356       759,069      780,975     759,069


NOTE 3 - RATE MATTERS

  On January 21, 1998, the DPUC granted the Company a 4.1% water service rate increase designed to provide a $177,260 annual increase in water service revenues and a 12.16% return on common equity. New rates became effective on February 1, 1998.

NOTE 4 - LAND SALES

  On February 18, 1998, the Company executed a purchase and sale agreement with The Trust for Public Land, Inc. ("TPL") for the purchase by TPL of 515 acres of unimproved real property primarily in the Town of Oxford, Connecticut, and small adjoining parcels in Seymour, Connecticut, for $3,220,000. TPL is a non-profit public benefit corporation with offices in New Haven, Connecticut. Once the property is purchased by TPL, it is expected that TPL, in turn, will re-sell that property to the Town of Oxford for the same price. The voters of the Town of Oxford approved this purchase through a referendum on May 27, 1998.

  The Company has filed with the DPUC an application to approve the TPL sales agreement. The DPUC has issued a Draft Decision approving the sale. A final decision regarding this sale is scheduled to be issued during the third quarter of 1998. The Company has no reason to believe that the DPUC will not approve the agreement.

  On March 3, 1998, the Company executed a purchase and sale agreement with the Town of Seymour (the "Town") for the purchase by the Town of 229 acres of unimproved real property in the Town for $1,800,000. The voters of the Town of Seymour approved this purchase through a referendum that was held on November 20, 1997.

  The Company has filed with the DPUC an application to approve the Seymour sales agreement. The DPUC has issued a Draft Decision approving the sale. A final decision regarding this sale is scheduled to be issued during the third quarter of 1998. The Company has no reason to believe that the DPUC will not approve the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report in Form 10K for the year ended December 31, 1997, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

  Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the six months ended June 30, 1998 and 1997, the Company's additions to utility plant, net of customer advances, cost $761,569 and $542,311, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, including proceeds from land sales and increases in debt.

  The Company has outstanding $4,606,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture. The Company also has a secured, term loan with a principal amount outstanding on December 31, 1997 and June 30, 1998 of $1,225,000 and $1,187,500, respectively. The term loan carries an annual interest rate of 8.18%. Principal and interest payments are made monthly and must be paid in full in 2004.

  The Company also maintains an additional, secured, line of credit in the principal amount of $1,500,000. The secured revolving credit agreements are subject to renewal and approval by the DPUC. The secured line of credit is used to provide funds to continue the Company's construction program.
In April 1996, when the revolving loan financing arrangement was approved by the DPUC, the DPUC prohibited the Company from drawing down funds under the revolving line of credit, if at the time of or as a result of the draw down, the amount of the Company's long-term debt (including amounts outstanding under the revolving line of credit) would exceed 67% of the Company's total capitalization. As of June 30, 1998, the Company can draw down the entire amount of the revolving line of credit without exceeding the 67% debt capitalization limitation. There was a balance outstanding of $260,000 on June 30, 1998 and $1,355,000 on December 31, 1997 on the revolving line of credit.

  The Company also maintains a $600,000 unsecured working capital line of credit. There were no borrowings concerning the working capital line of credit on June 30, 1998 and December 31, 1997.

  By letter dated July 21, 1998, Fleet Bank issued its commitment to the Company to restructure and refinance the Company's $1,500,000 secured, construction line of credit and its $600,000 working capital line into a single $2,100,000 two-year, secured line of credit, which may, at the Company's option at the end of the two-year period, be converted to a six-year term loan with a 20-year amortization schedule. During the revolving period, the Company may choose between variable rate options of 30 or 90 day LIBOR plus 100 basis points or Prime plus 0%. The Company will be required to pay interest only during the revolving period. During the term period, the Company may choose among interest options including a fixed rate at 100 basis points over the bank's six-year cost of funds or a 90-day rate at 100 basis points over the 90-day LIBOR rate.

  The Company has agreed to the terms contained in Fleet's commitment, subject to approval of the transaction by the DPUC. The Company has no reason to believe that the DPUC will not approve the financing arrangement.

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

  As of June 30, 1998, the Company has approximately 1,105 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $10,715,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.
See Note 4 to the financial statements with respect to pending land sales.

Results of Operations for the Six Months and Three Months Ended June 30, 1998 and 1997.

Net Income

   Net Income for the six months ended June 30, 1998 was $1,071,168 compared with $168,577 for the same 1997 period. The sale of property in January of 1998 in Derby Connecticut, to the City of Derby, contributed $828,286 to Operating Income. Net Income for the three months ended June 30,1998 of $186,072 is $85,352 higher than the comparable three month period in 1997. Higher revenues, lower operating and maintenance expenses as well as lower interest costs account for the increase in net income.

Operating Revenues

   Operating Revenues for the first six months of 1998 of $2,125,018 approximate operating revenues of $2,135,811 for the first six months of 1997. Lower water consumption principally in the first quarter of 1998 coupled with a five percent rate reduction that became effective
July 1, 1997 (due to the repeal of the Connecticut Gross Receipts tax effective on that date) slightly more than offsets an overall four percent rate increase that became effective February 1, 1998. Operating Revenues for the three month period ending June 30, 1998 are $63,572 higher than the comparable 1997 quarter. Increased consumption and the four percent rate increase effective February 1, 1998, more than offsets the five percent rate reduction that took place on July 1, 1997.

Operating and Maintenance Expenses

  Operating and Maintenance Expenses for the first six months of 1998 and three months ended June 30, 1998 are $85,462 and $48,446, respectively, below the comparable 1997 periods. Lower purchased water costs, uncollectible fees, casualty insurance and professional fees principally account for this variance during the six month and three month periods in 1998.

Depreciation Expense

  Depreciation expense for the six months ended June 30, 1998 is $12,185 higher than the comparable 1997 period. Depreciation expense relating to general plant additions in 1998 account for this variance. Depreciation expense for the three month period ended June 30, 1998 is $1,316 lower than the comparable 1997 period due to a retroactive adjustment made during the second quarter of 1997 to account for an increasing amount of plant additions made in 1997.

Taxes Other Than Income Taxes

 Taxes Other Than Income Taxes for the six and three month periods ended June 30, 1998 is $113,452 and $61,648 respectively lower than the comparable 1997 periods. The repeal of the Connecticut Gross Receipts Tax on July 1, 1997 and lower property taxes due to the sale of property in Derby, Connecticut account for this variance. Revenues were also reduced on July 1, 1997 to reflect the reduced tax expense resulting from the Gross Receipts Tax repeal.

Other Income

  Other Income for the first six months of 1998 is $16,474 below the comparable 1997 period. Decreased income from the Company's managed water system is somewhat offset by increased timber sales. Other income for the three months ended June 30, 1998 is $1,069 greater than the comparable 1997 period. Increased timber sales during the second quarter of 1998 account for this variance.

Land Dispositions

  When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

  The statement of income reflects income from the disposition of Land
(net of taxes) of $849,396 for the six months ended June 30, 1998. Of that amount, $828,286 represents the sale of 145 acres of land to the City of Derby, CT on January 21, 1998. The remainder, $21,110, represents the sale of 2.9 acres in Woodbridge, Connecticut which took place in May of 1998. The amounts represent the stockholders'immediate share of income from the land sales. The net gain on both sales totals $941,312,including the deferred portion. The DPUC's October 22, 1997 Decision approving the Derby sale provided for a 3-year amortization period, as 75% of this parcel has been dedicated as open space. The DPUC's May 15, 1996 Decision regarding the Woodbridge sale, provided a 10-year amortization period as this parcel was sold for a single family residence.

  Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $76,613 and $87,583 for the six months ended June 30, 1998 and 1997 and $38,307 and $43,792, respectively, for the three month periods ending
June 30, 1998 and 1997.

  Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

  In June of 1997, the Company sold 3.6 acres of property to the Connecticut Department of Transportation realizing a net gain of $62,559.

                          PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the first half of 1998, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 13, 1998, as follows:

(a) Election of Directors - All nominees for Director were elected, as follows:
[CAPTION]

                        Votes                              Votes
Director                 For           Pct                Against

S.P. Ahern             682,824         89.5                 1,547
E.G. Brickett          684,371         89.7                   -0-
J.E. Cohen             684,239         89.7                   132
B. Henley-Cohn         682,639         89.6                 1,732
A. da Silva            684,239         89.7                   132
A.J. Rivers            684,371         89.7                   -0-
B.L. Sauerteig         684,371         89.7                   -0-
K.E. Schaible          682,639         89.5                 1,732
D. Silverstone         683,318         89.6                 1,052

(b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as auditors for the Company to make the annual audit for the 1998 fiscal year. There were 680,961 shares voted in favor, representing 90% of all shares voting. There were 2,150 voting against and 1,260 abstentions and broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits - Financial Data Schedule filed herewith.

(b) The Company did not file a report on Form 8-K for the three months ended June 30, 1998.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIRMINGHAM UTILITIES, INC.
                                  Registrant



  Date:  August 10, 1998          /s/ Aldore J. Rivers
                                  Aldore J. Rivers, President



  Date:  August 10, 1998       /s/ John S. Tomac
                               John S. Tomac, Vice President
                               & Treasurer