Form 10-Q
period 1998-09-30
BIRMINGHAM UTILITIES INC
filed 1998-11-13
CIK 6694

FORM  10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1998 Commission File Number 0-6028


                         BIRMINGHAM UTILITIES, INC.
            (Exact name of registrant as specified in its charter)


               CONNECTICUT                              06-0878647

          230 Beaver Street, Ansonia, CT                  06401
     (Address of principal executive office)            (Zip Code)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changes since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

        No   _________                     Yes  ____X_____


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                              Outstanding at November 1, 1998
  Common Stock, No Par Value                              769,131

                          PART I. FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


                            BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                               (UNAUDITED)
                               Three Months Ended         Nine Months Ended
                                   September 30,            September 30,
                               1998         1997           1998        1997
Operating Revenue          $1,191,795   $1,153,694   $3,316,813    $3,289,505

Operating Expenses:
  Operating Expenses          634,963      610,236    1,813,810     1,859,731
  Maintenance Expense          50,553       44,552      126,842       135,655
  Depreciation                118,500      107,514      355,500       337,315
  Taxes Other Than
  Income Taxes                 72,811       71,286      215,186       327,113
Taxes on Income                55,314       49,633      135,059        76,269
Total Operating Expense       932,141      883,221    2,646,397     2,736,083

Utility Operating Income      259,654      270,473      670,416       553,422
Amortization of Prior Years'
  Deferred Income on Land
  Dispositions (Net of
  income taxes)                38,306       46,659      114,919       134,241

Other Income, net              <1,843>      20,564       19,621        63,487

Income before interest expense 296,117     337,696      804,956       751,150

Interest and Amortization of
 Debt Discount                 148,471     164,662      435,538       472,098
Income from dispositions of
land (net of income taxes)          -0-        -0-      849,396        62,559

Net income                     $147,646   $173,034   $1,218,814      $341,611

Retained earnings, beginning $2,642,568 $1,560,221   $1,831,377    $1,619,188
Dividends                       130,631    114,030      390,608       341,574

Retained earnings, ending    $2,659,583 $1,619,225   $2,659,583    $1,619,225

Earnings per share - basic         $.19       $.23        $1.59          $.45
Earnings per share - diluted       $.19       $.22        $1.55          $.45
Dividends per share                $.17       $.15         $.51          $.45


The accompanying notes are an integral part of these financial statements.
                         BIRMINGHAM UTILITIES,INC.
                               BALANCE SHEETS

                                           (Unaudited)
                                           September 30,         Dec. 31,
                                               1998                1997
ASSETS:
Utility Plant                              $20,295,978         $19,045,629
Accumulated depreciation                    (6,216,881)         (5,834,113)
Net Utility Plant                           14,079,097          13,211,516

Current Assets:
    Cash and cash equivalent                   100,054              62,699
    Accounts receivable, net of
    allowance for doubtful accounts            489,887             604,627
    Accrued utility revenue                    418,071             375,327
    Materials & supplies                        90,089              56,976
    Prepayments                                 63,203              15,068
       Total current assets                  1,161,304           1,114,697

  Deferred Charges                           1,088,137           1,148,510
  Unamortized debt expense                     169,077             176,057
  Income taxes recoverable                     446,551             446,551
  Other assets                                 371,841             394,096
                                             2,075,606           2,165,214
                                           $17,316,007         $16,491,427

                                           $16,753,319         $16,491,427
STOCKHOLDERS' EQUITY AND LIABILITIES
Stockholders' Equity:
  Common Stock, no par value, authorized
  2,000,000 shares; issued and outstanding
  9/30/98-769,131 shares; 12/31/97
  - 761,702                                 $2,357,727          $2,266,027
  Retained earnings                          2,659,583           1,831,377
                                             5,017,310           4,097,404
Note Payable                                 1,093,750           1,150,000
Long-term debt                               4,418,000           4,512,000
                                             5,511,750           5,662,000
Current Liabilities:
       Note Payable                          1,100,000           1,355,000
       Current portion of note payable
       and long term debt                      169,000             169,000
       Accounts payable and accrued
       liabilities                             751,028             454,659
           Total current liabilities         2,020,028           1,978,659

Customers' advances for construction         1,285,919           1,238,339
Contributions in aid of construction           851,155             851,154
Regulatory liability-income taxes
 refundable                                    179,916             179,916
Deferred income taxes                        1,703,746           1,695,608
Deferred income on disposition of land         746,183             788,347
                                           $17,316,007         $16,491,427

The accompanying notes are an integral part of these financial statements.


                         BIRMINGHAM UTILITIES, INC.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                             Nine Months Ended September 30,
Cash Flows From Operating Activities               1998            1997
      Net Income                                $1,218,814       $341,611
Adjustments to reconcile net income to
     net cash provided by operating activities:
Income from land dispositions                     (849,396)       (62,559)
Depreciation and amortization                      405,099        366,955
Amortization of deferred income, net of tax       (114,919)      (134,241)
      Increases and decreases in assets
      and liabilities:
Accounts receivable and accrued utility revenue     71,996         21,747
Materials and supplies                             (33,113)       (29,658)
Prepayments                                        (48,135)       (52,478)
Accounts payable and accrued expenses             (291,851)      (290,671)
Deferred income taxes                              (11,025)       (57,213)
Total Adjustments                                 (871,344)      (238,118)

Net cash flows provided by operating activities    347,470        103,493

Cash flows from investing activities:
     Proceeds from land dispositions             1,896,000        175,000
     Net construction expenditures              (1,303,021)      (942,417)
Other assets and deferred charges, net            (146,446)      (226,355)

Net Cash flows from (used in)
    investing activities                           446,533       (993,772)

Cash flows from financing activities:
    Increase (decrease) in note payable           (311,250)       385,000
    Increase (decrease) in long-term debt          (94,000)       674,750
    Dividends paid - net                          (351,398)      (307,549)

Net Cash flows provided by (used in)
        financing activities:                     (756,648)       752,201

Net increase in cash and cash equivalents           37,355        138,078
Cash and cash equivalents, beginning                62,699        185,479
Cash, ending                                      $100,054        $47,401


Supplemental disclosure of cash flow information:
   Cash paid for
   Interest                                       $535,417      $573,018
   Income Taxes                                   $428,600      $148,150

Supplemental disclosure of non-cash flow information:
   The Company receives contributions of plant from
   builders and developers.  These contributions of plant
   are reported in utility plant and in customers' advances
   for construction.  The contributions are deducted from
   construction expenditures by the Company.
      Gross Plant, additions                     $1,350,601    $988,317
      Customers' advances for construction           47,580      45,900
        Capital expenditures, net.               $1,303,021    $942,417

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

NOTE 1  - QUARTERLY FINANCIAL DATA

        The accompanying financial statements of Birmingham Utilities, Inc.(the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1997, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the nine months ended September 30, 1998 and September 30, 1997, would not necessarily accurately forecast the annual results of each year.


NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
          OUTSTANDING-DILUTED

        The following table summarizes the number of common shares used in the calculation of earnings per share.

                                      Three Months Ended     Six Months Ended
                                     9/30/98    9/30/97    9/30/98    9/30/97
Weighted average shares outstanding
for earnings per share, basic       768,417     760,127    765,216    759,030

Incremental shares from assumed      23,865      10,827     20,157      3,609

conversion of stock options

Weighted average shares outstanding
 for earnings per share, diluted    792,282     770,954    785,373    762,639

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

        The Company did file with the DPUC an application to approve the TPL sales agreement. The DPUC issued a Final Decision approving the sale on August 26, 1998. The closing is expected to take place on or around
December 3, 1998.

        On March 3, 1998, the Company executed a purchase and sale agreement with the Town of Seymour (the "Town") for the purchase by the Town of 229 acres of unimproved real property in the Town for $1,800,000. The voters of the Town of Seymour approved this purchase through a referendum that was held on November 20, 1997.

        The Company did file with the DPUC an application to approve the Seymour sales agreement. A final decision approving the sale was issued on September 9, 1998. The closing is expected to take place in November of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report in Form 10K for the year ended December 31, 1997, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

        Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the nine months ended
September 30, 1998 and 1997, the Company's additions to utility plant, net of customer advances, cost $1,303,021 and $942,417, respectively.
(see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

        The Company has outstanding $4,512,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.
The Company also has a secured, term loan with a principal amount outstanding on December 31, 1997 and September 30, 1998 of $1,148,750 and $1,187,500, respectively. The term loan carries an annual interest rate of 8.18%. Principal and interest payments are made monthly and must be paid in full in 2004.

        The Company also maintains a $2,100,000 two-year secured line of credit, which may, at the Company's option, at the end of the two-year period, be converted to a six-year term loan with a 20-year amortization schedule. During the revolving period, the Company can choose between variable rate options of 30 or 90 day LIBOR plus 100 basis points or Prime plus 0%. The Company is required to pay only interest during the revolving period. During the term period, the Company may choose among interest options, including a fixed rate at 100 basis points over the bank's six-year cost of funds or a 90-day rate at 100 basis points over the 90-day LIBOR rate.

        The DPUC approved this transaction on September 16, 1998. This $2,100,000 two-year secured line of credit replaces the Company's
$1,500,000 secured line of credit and $600,000 unsecured working capital line of credit, which expired during the second quarter of 1998.

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

        As of September 30, 1998, the Company has approximately 1,105 acres of excess land available for sale, of which 989 acres is currently under contract for sale consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 10 year capital budget, currently estimated at $10,715,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC. See Note 4 to the financial statements with respect to pending land sales.

Year 2000 Compliance

        The Company is currently evaluating its computer systems for compliance with issues related to the year 2000. As a result, the Company will replace existing Billing and Accounting software with software that is readily available on the market. Management anticipates its computer systems will be fully compliant by the end of the first quarter of 1999. Costs are not expected to have a material impact on the Company's financial position or results of operations.

Results of Operations for the Nine Months and Three Months Ended September 30, 1998 and 1997.

Net Income

        Net Income for the nine months ended September 30, 1998 was $1,218,814 compared with $341,611 for the same 1997 period. The sale of property in January of 1998 in Derby Connecticut, to the City of Derby, contributed $828,286 to net income. Net Income for the three months ended September 30, 1998 of $147,646 is $25,388 lower than the comparable three month period in 1997. Increased purchased water expenses, higher depreciation charges and decreased other income more than offset increased revenues.

Operating Revenues

        Operating Revenues for the first nine months of 1998 of $3,316,813 are $27,308 higher than operating revenues of $3,289,505 for the first nine months of 1997. Increased water consumption during the third quarter of 1998, due to a dry summer period and an over-all four percent rate increase that became effective February 1, 1998, more than offset lower water consumption during the first quarter of 1998 and a five percent rate reduction that became effective July 1, 1997. (Due to the repeal of the Connecticut Gross Receipts Tax effective on that date). Operating Revenues for the three month period ending September 30, 1998 are $38,101 higher than the comparable 1997 quarter. The four percent rate increase effective February 1, 1998,is the principal reason for this increase.

Operating and Maintenance Expenses

        Operating and Maintenance Expenses for the first nine months of 1998 are $57,734 below the comparable 1997 period. Lower uncollectible fees, casualty insurance and professional fees principally account for this variance. Operating and Maintenance expenses for the three months ended September 30, 1998 are $30,728 higher than the three months ended September 30,1997. Increased purchased water costs and main maintenance expenses principally account for this variance.

Depreciation Expense

        Depreciation expense for the first nine months of 1998 and three months ended September 30, 1998 are $10,986 and $18,185, respectively, higher than the comparable 1997 periods. Depreciation expense relating to general plant additions made throughout the year account for this variance.

Taxes Other Than Income Taxes

        Taxes Other Than Income Taxes for the nine month period ended September 30, 1998 is $111,927 lower than the comparable 1997 period. The repeal of the Connecticut Gross Receipts Tax on July 1, 1997 and lower property taxes due to the sale of property in Derby Connecticut account for this variance. Revenues were also reduced on July 1, 1997 to reflect the reduced tax expense resulting from the Gross Receipts Tax repeal. Taxes other than income taxes for the three month period ending September 30, 1998 approximate levels for the comparable 1997 period.

Other Income

        Other Income for the first nine months of 1998 is $43,866 below the comparable 1997 period. Decreased income from the Company's managed water system, and lower timber sales account for this variance. Other income for the three months ended September 30, 1998 is $22,407 below the comparable 1997 period. Lower timber sales and decreased jobbing income account for the decline. Jobbing income for the third quarter of 1997 was unusually high, due to a significant project for the City of Derby.

Land Dispositions

        When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

        The statement of income reflects income from the disposition of Land (net of taxes) of $849,396 for the nine months ended September 30, 1998. Of that amount, $828,286 represents the sale of 145 acres of land to the City of Derby, CT on January 21, 1998. The remainder, $21,110, represents the sale of 2.9 acres in Woodbridge, Connecticut which took place in May of 1998.
The amounts represent the stockholders' immediate share of income from the land sales. The net gain on both sales totals $941,312, including the deferred portion. The DPUC's October 22, 1997 Decision approving the Derby sale provided for a 3-year amortization period, as 75% of this parcel has been dedicated as open space. The DPUC's May 15, 1996 Decision regarding the Woodbridge sale, provided a 10-year amortization period as this parcel was sold for a single family residence.

        Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $114,919 and $134,241 for the nine months ended September 30, 1998 and 1997 and $38,306 and $46,659, respectively, for the three month periods ending
September 30, 1998 and 1997.

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



                      PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - Financial Data Schedule filed herewith.

(b) Report on Form 8-K, dated July 17, 1998 was filed with respect to the naming of John S. Tomac as the Company's next President, effective October 1, 1998, replacing Aldore J. Rivers who announced his retirement in April of 1998.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BIRMINGHAM UTILITIES, INC.
                                  Registrant

Date: November 5, 1998



                                  /s/  John S. Tomac
                                  John S. Tomac, President