Form 10-K405
period 1998-12-31
BIRMINGHAM UTILITIES INC
filed 1999-03-31
CIK 6694

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                             FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13, or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission file No.0-6028

                      BIRMINGHAM UTILITIES, INC.
        (Exact Name of registrant as specified in its charter)

          CONNECTICUT                            06-0878647
(State or other jurisdiction of I.R.S. Employer Identification No. incorporation or organization)

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

Aggregate market value of the voting stock held by non-affiliates* of the registrant based on the average bid and asked prices of such stock as of March 26, 1998: $7,710,304.

Indicate the number of shares outstanding or each of the registrant's class of common stock, as of the latest practicable date.
             Class                Outstanding at March 26, 1999
    Common Stock, no par value               1,554,716

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

The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1998 were approximately 3.2 MGD and
4.7 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

During 1997 approximately 1.18 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 8,902 customers of whom approximately 94% are residential and commercial. No single customer accounted for as much as 10% of total billings in 1997. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of February 28, 1999, 19 full-time employees. The Company's employees are not affiliated with any union organization.

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


Executive Officers of the Registrant

Name, Age and Position Business Experience Past 5 Years

Betsy Henley-Cohn, 46
Chairwoman of the Board       Chairwoman of the Board of Directors of
                              the Company since May of 1992; Chairman
                              of the Board of Directors and Treasurer, Joseph Cohn & Sons, Inc. (construction sub-contractors); Director, United
                              Illuminating Company; Director, Aristotle
                              Corp.; Director, Citizens Bank of
                              Connecticut; Society for Savings Bancorp,
                              Director 1985-1993.

John S. Tomac, 45
President                     President of the Company since October 1,
                              1998. Vice President and Treasurer of the
                              Company December 1, 1997-September 30,
                              1998.
                              Assistant Controller, BHC Company
                              since 1991.

Item 2.  Properties

The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 5.0 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1997 were approximately 3.2 MGD and
4.7 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

The Company has three emergency stand-by reservoirs (Peat Swamp, Quillinan and Middle) with a storage capacity of 484 million gallons and a safe daily yield of approximately 2.2 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by the Company to supply water to the system. During 1996 and in January of 1998, the Company sold to the City of Ansonia and the City of Derby the Sentinel Hill Reservoir system and its watershed located in Ansonia and Derby.
In November of 1998, the Company sold to the Town of Seymour the Great Hill reservoir system and its watershed located in the Towns of Seymour and Oxford.

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

Since 1988, the Company has sold approximately 1,364 acres of land in Bethany, Ansonia, Derby, Seymour and Oxford, realizing net gains of $6,994,974.

The Company believes that approximately 1,050 acres of its land holdings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See
Note 1 to the Company's Financial Statements).

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for the Registrant's Common Stock and Related Security Holding Matters

Page 1 of the Company's Annual Report to shareholders for the year ended December 31, 1998, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6.  Selected Financial Data

Page 1 of the Company's Annual Report to shareholders for the year ended December 31, 1998 (Financial Highlights) is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.


Item 7.Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Net Income

Pages 8 through 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.


Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated February 3, 1999, appearing on pages 12 through 24 of the accompanying 1998 Annual Report to Shareholders of Birmingham Utilities, Inc. are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

                    Business Experience during the Last  Director
Name     Age        Five Years and Other Directorships   Since

Stephen P. Ahern    69   V.P., Unicco Security  Services;   1994
                         Principal, Ahern Builders

Edward G. Brickett  69   Retired; Director of Finance,Town  1979
                         of Southington, CT until June 1995

James E. Cohen      52   Lawyer in Practice in Derby;       1982
Director,                Great Country Bank (1987-1993)

Betsy Henley-Cohn   46   Chairwoman of the Board of         1981
                         Directors of the 1981 Company;
                         Chairman and Treasurer, Joseph
                         Cohn & Sons, Inc.(construction,
                         sub-contractors); Director,
                         United Illuminating Corp.;
                         Director, Aristotle Corp.;
                         Director, Citizens Bank of
                         Connecticut; Director, Society
                         for Savings Bancorp,Inc.
                         (1985-1993)

Alvaro da Silva     53   President, B.I.D., Inc.            1997
                         (land development and home
                         building company); Managing
                         Partner Connecticut Commercial
                         Investors, LLC., (a commercial
                         real estate and investment
                         partnership); Chairman, Shelton
                         Inland Wetlands Commission;
                         Board of Governors Unquowa School

Aldore J. Rivers    65   Retired; Former President of the   1986
                         Company

B. Lance Sauerteig  53   Lawyer in Practice in Westport;    1996
                         Principal in BLS Strategic
                         Capital, Inc. (financial and inv.
                         advisory company); President,
                         First Spring Corp., (1986-1994)
                         (financial & investment advisory
                         company); Director, OFFITBANK
                         (a New York based private investment
                         management bank)

Kenneth E. Schaible  57  Bank Consultant and Real Estate     1994
                         Developer;Senior Vice President,
                         Webster Bank (1995-1996);
                         President, Shelton Savings Bank
                         and Shelton Bancorp.,Inc.
                         (1967-1995)


David Silverstone    52  Group Vice President, The Southern  1994
                         Connecticut Gas Company; Lawyer in
                         Practice in Hartford until
                         March 31, 1998.

The Board of Directors' Audit Committee consisted of Messrs. Brickett, da Silva and Schaible during 1998. It performs the function of recommending the engagement and reviewing the performance of the Company's independent public accountants. The Audit Committee met three times in 1998. The Board of Directors' Personnel and Pension Committee consisted of Ms. Henley-Cohn (ex-officio) and Messrs. Ahern, Brickett, Sauerteig and Silverstone and performs the function of reviewing Executive Office compensation and proposing the same to the full Board of Directors for action. It also proposes to the full Board overall payroll pool levels and pension plan arrangements for all employees. The Personnel and Pension Committee met six times in 1998. In 1998, five meetings of the full Board of Directors were held, and all Directors attended at least 75% of the meetings of the full Board and committees on which they served.

(b) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

Based solely on review of copies of such forms furnished to the Company, or written representations that no reconciliation forms were required, the Company believes that during fiscal year ending December 31, 1998, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Item 11.  Compensation of Directors and Executive Officers

Page 5 of the Company's Definitive Proxy Statement, dated April 6, 1999 relating to the proposed Annual Meeting of Shareholders to be held on May 12, 1999, filed or to be filed with the Commission pursuant to Regulation 14A under the Act, is incorporated herein by reference, pursuant to Rule12b-23 of the Act and Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Management and Certain Beneficial Owners

Pages 3 through 5 of the Company's Definitive Proxy Statement, dated April 6, 1999, relating to the proposed Annual Meeting of Shareholders to be held on May 12, 1999, filed or to be filed with the Commission pursuant to Regulation 14A under the Act, are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)  The following documents are filed as part of this report:

                                                   Page in
                                                   Annual Report*
              Statements of Income and Retained
              earnings for the three years ended
              December 31, 1998                         14

              Balance Sheets at December 31, 1998       13

              Statements of Cash Flows for the three
              years ended December 31, 1998             15

              Notes to the Consolidated Financial
              Statements                             16-24

              Report of Independent Accountants         12

              Financial Highlights                       1

              Selected Financial Data                    1

              Management's Discussion and Analysis     8-11

* Incorporated by reference from the indicated pages of the 1998 Annual Report and included as Exhibit (13), attached hereto as pp. 35 to 71.


(3) Certificate of Incorporation and By-Laws of Birmingham Utilities, Inc. Incorporated herein by reference is Exhibit 3 of Birmingham
Utilities, Inc.'s Annual report on Form 10K for the period ended
December 31, 1994.

(4)  Instruments Defining Rights of Security Holders

(i) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Incorporated herein by reference is Exhibit 4(i) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1997.

(ii) Commercial Term and Revolving Loan Agreement by and between Birmingham Utilities, Inc. and Fleet Bank, N.A., dated April 29, 1994, as amended by a Third Extension and Reaffirmation Agreement dated September 17, 1998. (Incorporated herein by reference is Exhibit 10(1) of the Quarterly Report on Form 10-Q/A of Birmingham Utilities, Inc. for the period ended June 30, 1994.) The Third Extension and Reaffirmation Agreement is attached as pp. 14 to 21.

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

(10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Incorporated herein by reference is Exhibit (10.2) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

(10.3) Employment Agreement between Birmingham Utilities, Inc. and John S. Tomac dated October 1, 1998. Attached hereto as pp. 22 to 27.

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

(10.6) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and M/1 Homes, LLC dated March 18, 1997 for the sale by the Company to M/1 Homes of approximately 245 acres of unimproved land in Seymour, Connecticut. Incorporated herein by reference is Exhibit (10.6) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

(10.7) Amendment to Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and M/1 Homes, LLC, dated as of December 31, 1998 for the sale by the Company to M/1 Homes, LLC, of approximately 245 acres of unimproved land in Seymour, CT, dated as of December 31, 1998. Attached hereto as pp.28 to 34.

(10.8) Birmingham Utilities, Inc. 1998 Stock Incentive Plan adopted by its Board of Directors on September, 1998. Incorporated herein by reference is Exhibit A to its Definitive Proxy Statement, dated April 6, 1999, filed or to be filed with the Commission pursuant to Regulation 14A under the Act.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 1998.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:/s/ Betsy Henley-Cohn
   Betsy Henley-Cohn
   Chairwoman of the Board



BY:/s/ John S. Tomac
   John S. Tomac
   President





Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen P. Ahern            /s/ Aldore J. Rivers
Stephen P. Ahern, Director      Aldore J. Rivers, Director
Date:  March 25, 1999           Date: March 24, 1999



/s/ Edward G. Brickett          /s/ B. Lance Sauerteig
Edward G. Brickett, Director    B. Lance Sauerteig, Director
Date: March 26,  1999           Date:  March 26, 1999



/s/ James E. Cohen              /s/ Kenneth E. Schaible
James E. Cohen, Director        Kenneth E. Schaible, Director
Date: March 24, 1999            Date: March 26, 1999




/s/ Betsy Henley-Cohn           /s/ David Silverstone
Betsy Henley-Cohn, Chairwoman   David Silverstone, Director
Board of Directors              Date:  March 30, 1999
Date:  March 30, 1999



/s/ Alvaro da Silva
Alvaro da Silva, Director
Date: March 29, 1999

                  BIRMINGHAM UTILITIES, INC.

                    INDEX TO EXHIBITS

Item No.                                              Page No.

4(ii)     Third Extension and Reaffirmation
          Agreement by and between Fleet Bank
          and Birmingham Utilities, Inc. dated
          September 12, 1998                             14

10.3      Employment Agreement between Birmingham
          Utilities, Inc. and John S. Tomac dated
          as of October 1, 1998                          22

10.7      Amendment to Purchase and Sale
          Agreement by and between Birmingham
          Utilities, Inc. and M/1 Homes, LLC,
          dated as of December 31, 1998                  28

13        Birmingham Utilities, Inc. 1998 Annual
          Report to Shareholders                         35

23        Consent of Dworken, Hillman, LaMorte
          & Sterczala, P.C.                              72