Form 10-Q
period 1999-03-31
BIRMINGHAM UTILITIES INC
filed 1999-05-14
CIK 6694

FORM  10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1999 Commission File Number 0-6028

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

       No                                 Yes  X

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                              Outstanding at May 1, 1999
 Common stock, no par value                       1,556,435


PAGE 2
                       PART I.FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                        BIRMINGHAM UTILITIES, INC.
              STATEMENTS OF INCOME AND RETAINED EARNINGS
                            (Unaudited)

                                               Three Months Ended March 31,
                                                   1999            1998
  Operating Revenue                             $1,076,641       $1,006,886

  Operating Expenses:
   Operating Expenses                              571,495          596,515
   Maintenance Expenses                             55,149           41,738
   Depreciation                                    134,001          118,501
   Taxes Other Than Income Taxes                    73,585           79,603
   Taxes on Income                                  47,735            7,427
  Total Operating Expense                          881,965          843,784

  Utility Operating Income                         194,676          163,102

  Amortization of Prior Years'
   Deferred Income on Land Dispositions
   (Net of income taxes of $48,183
   in 1999 and $27,044 in 1998)                     85,740           38,306

  Other income, net                                 34,291            2,251

  Income before interest expense                   314,707          203,659

  Interest and Amortization of Debt Discount       112,802          146,849
  Income from dispositions of land (net of
   income taxes of $558,456 in 1998)              --------          828,286

  Net income                                      $201,905         $885,096

  Retained earnings, beginning                  $5,219,875       $1,831,377
  Dividends                                        155,472          129,489

  Retained earnings, ending                     $5,266,308       $2,586,984

  Earnings per share - basic*                         $.13             $.58

  Earnings per share - diluted*                       $.12             $.57

  Dividends per share*                                $.10            $.085

The accompanying notes are an integral part of these financial statements.
*  Adjusted to reflect 2-for-1 stock split (see Note 5).


PAGE 3
                         BIRMINGHAM UTILITIES, INC.
                              BALANCE SHEETS

                                                 (Unaudited)
                                                   March 31,       Dec. 31,
                                                     1999           1998
  ASSETS:
  Utility Plant                                  $20,873,059    $20,622,907
  Accumulated depreciation                        (6,298,681)    (6,189,596)
  Net Utility Plant                               14,574,378     14,433,311

  Current Assets:
     Cash and cash equivalent                        664,724      2,696,706
     Accounts receivable, net of
     allowance for doubtful accounts                 462,230        493,165
     Accrued utility revenue                         355,951        361,448
     Materials & supplies                            116,866         62,046
     Prepayments                                      87,925         42,643
            Total current assets                   1,687,696      3,656,008

  Deferred Charges                                   435,902        377,182
  Unamortized debt expense                           166,420        170,481
  Income taxes recoverable                           414,080        414,078
  Other assets                                       463,495        467,826
                                                   1,479,897      1,429,567
                                                 $17,741,971    $19,518,886

  STOCKHOLDERS' EQUITY AND LIABILITIES
  Stockholders' Equity:
   *Common Stock, no par value, authorized
   2,000,000 shares; issued and outstanding 3/31/99-
   1,556,435 shares; 12/31/98- 1,550,316         $ 2,471,425     $2,427,752
     Retained earnings                             5,266,308      5,219,875
                                                   7,737,733      7,647,627

  Long-term debt                                   4,418,000      4,418,000

  Current Liabilities:
   Current portion of note payable and long term debt 94,000         94,000
   Accounts payable and accrued liabilities          634,259      2,456,271
            Total current liabilities                728,259      2,550,271

  Customers' advances for construction             1,305,499      1,261,090
  Contributions in aid of construction             1,043,716      1,043,719
  Regulatory liability-income taxes refundable       172,356        172,356
  Deferred income taxes                            1,435,981      1,391,476
  Deferred income on disposition of land             900,427      1,034,347
                                                   4,857,979      4,902,988
                                                 $17,741,971    $19,518,886

The accompanying notes are an integral part of these financial statements.
*  Adjusted to reflect 2-for-1 stock split (see Note 5).

PAGE 4
                        BIRMINGHAM UTILITIES, INC.
                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Three Months Ended March 31,
  Cash Flows From Operating Activities                1999           1998
     Net Income                                   $201,905       $885,096
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Income from land dispositions                       --         (828,286)
  Depreciation and amortization                    147,884        134,985
  Amortization of deferred income, net of tax      (85,740)       (38,306)
     Increases and decreases in assets
     and liabilities:
  Accounts receivable and accrued utility revenue   36,432        137,818
  Materials and supplies                           (54,818)        (3,343)
  Prepayments                                      (55,282)       (54,790)
  Accounts payable and accrued expenses         (1,822,022)      (135,213)
  Deferred income taxes                             (3,675)        (3,675)
  Total Adjustments                             (1,837,221)      (790,810)

  Net cash flows provided by (used in)
  operating activities                          (1,635,316)        94,286

  Cash flows from investing activities:
     Proceeds from land dispositions                  --        1,800,000
     Net construction expenditures                (230,659)      (153,721)
  Other assets and deferred charges, net           (32,875)       (71,159)

  Net Cash flows from (used in)
      investing activities                        (263,534)     1,575,120

  Cash flows from financing activities:
     Increase (decrease) in current note payable      --       (1,373,750)

     Dividends paid - net                         (133,132)      (116,615)

  Net Cash flows used in
     financing activities:                        (133,132)    (1,490,365)


  Net increase in cash and cash equivalents     (2,031,982)       179,041
  Cash and cash equivalents, beginning           2,696,706         62,699
  Cash, ending                                    $664,724       $241,740

  Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                  $217,478       $254,113
        Income Taxes                            $1,746,000        $12,600




PAGE 5

  Supplemental disclosure of non-cash flow information:
     The Company receives contributions of plant from
     builders and developers.  These contributions of
     plant are reported in utility plant and in
     customers' advances for construction.  The
     contributions are deducted from
     construction expenditures by the Company.
          Gross Plant, additions                  $275,068       $185,498
          Customers' advances for construction      44,409         31,777
     Capital expenditures, net.                   $230,659       $153,721

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

       The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting itsoperations. The Connecticut Department of Public Health (The "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection "DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water
facilities.   The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

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

NOTE 1  - QUARTERLY FINANCIAL DATA

       The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1998 which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities,complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended March 31, 1999 and March 31, 1998, would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
             OUTSTANDING-DILUTED

       The following table summarizes the number of common shares used in the calculation of earnings per share.

[S]                                             [C]              [C]
                                                 Three Months Ended
                                           3/31/99               3/31/98

  Weighted average shares outstanding
   for earnings per share, basic          1,557,406             1,523,404

  Incremental shares from assumed
   conversion of stock options               62,066                29,210

  Weighted average shares outstanding
   for earnings per share, diluted        1,619,472             1,552,614


NOTE 3 - RATE MATTERS

       On January 21, 1998, the DPUC granted the Company a 4.1% water service rate increase designed to provide a $177,260 annual increase in water service revenues and a 12.16% return on common equity. New rates became effective on February 1, 1998.

NOTE 4 - LAND SALES

       On January 21, 1998, the Company sold to the City of Derby, Connecticut, 145 acres of land in Derby, Connecticut for $1,800,000. The total gain from the sale amounted to $910,306 of which $81,983 was deferred and will be recognized over a 3-year period, as approved by the DPUC.

       On April 29, 1998, the Company sold 2.9 acres of land in Woodbridge, Connecticut for the development of a single-family home for $96,000. The total gain from the sale amounted to $28,955 of which $9,243 was deferred and will be recognized over a 10-year period as approved by the DPUC.

       The Company also sold, on November 23, 1998, 229 acres of land in Seymour and Oxford, Connecticut to the Town of Seymour. This parcel was sold below market value, and as a result, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $1,010,209 of which $90,965 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain also includes tax deductions of $177,064 of which $98,900 will be carried forward to reduce the Company's tax liability in subsequent years.

       On December 3, 1998, the Company sold 515 acres of land in Oxford and Seymour, Connecticut to The Trust for Public Land for $3,220,000. The Trust for Public Land, in turn, simultaneously sold the property to the Town of Oxford for the same price. This parcel was also sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $1,743,998 of which $157,037 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $329,274 of which $184,100 will be carried forward to reduce the Company 's tax liability in subsequent years.

       In 1997, the Company had entered into a contract to sell 245 acres of land in Seymour, Connecticut to M/1 Homes by December 31, 1998 for a purchase price of $3,950,000. Because M/1 Homes had been unable to secure various land use approvals for the part of its development plan that included construction of an 18-hole golf course, it has amended its development plan. The delays caused by, among other things, the modified development plan, resulted in M/1 Homes requesting that the Company extend the closing deadline beyond the original December 31, 1998 date. The Company and M/1 Homes recently agreed to a contract amendment extending the closing date to June 30, 1999 and providing for certain other modifications to the agreement. The amended agreement contemplates, instead of a golf course, the dedication by M/1 Homes of over 50% (approximately 130 acres) of the acreage included in the transaction for open space purposes. Among other things, the modified agreement also provides for a $70,000 increase in the purchase price to $4,020,000, of which $2,370,000 will be payable at the closing, and the $1,650,000 balance within one year from the closing. Payment of the deferred portion of the purchase price will be secured by a first mortgage in favor of the Company on a portion of the property. The original 1997 agreement had been approved by the DPUC, and the amendment also must be so approved. The Company has applied to the DPUC for such approval but cannot predict whether or not the DPUC will grant it. The Company knows of no reason, however, why such approval should not be granted. The agreement may also be terminated by M/1 Homes if it does not obtain all required land use approvals, such as local site plan and inland wetlands approvals, by the scheduled closing date. The Company cannot predict whether or not M/1 Homes will be able to obtain all of the required approvals. In the event the DPUC approves the amendment and M/1 Homes terminates the agreement because of its inability to obtain the required approvals, the Company is entitled to retain the $100,000 deposit made toward the purchase price by M/1 Homes.

NOTE 5 - STOCK SPLIT

On January 11, 1999, the Company filed with the DPUC an Application for Approval to Issue approximately 780,000 additional shares of common stock in conjunction with a 2-for-1 stock split. The stock split which had been approved by the Board of Directors in December, 1998, and by the DPUC on February 26, 1999. The stock split became effective on March 31, 1999 with respect to shares held of record on March 18, 1999. All financial information contained in Form 10-Q has been adjusted to reflect the impact of the common stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

       Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report in Form 10K for the year ended December 31, 1998, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

       Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended March 31, 1999 and 1998, the Company's additions to utility plant, net of customer advances, cost $230,659 and $153,721, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

       The Company has outstanding $4,418,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture. The Company also had a $1,500,000 secured, term loan which was repaid in full on November 23, 1998. Principal and interest payments were made monthly up to the time of repayment.

       In 1998, the Company converted a $600,000 working capital line of credit and a $1,500,000 secured line of credit to a two-year $2,100,000 revolving line of credit. In June, 2000, the Company will have the option to convert any outstanding balance to a six-year term note with principal payments based on a 20-year amortization schedule, with a balloon payment at the end of the six-year term. The revolving line of credit is secured by a lien subordinate to the lien of the Mortgage Bond Indenture) on all of the Company's utility property other than its excess land available for sale. There were no borrowings outstanding on the revolving line of credit on March 31, 1999.
PAGE 9

       The Company may choose among several interest rate options on the revolving line of credit: variable options of 30- or 90-day LIBOR plus 100 basis points, or prime. The term loan interest rate options consist of a fixed rate at the bank's cost of funds plus 100 basis points, or a variable rate of the prime rate or 90 day LIBOR plus 100 basis points which is reset every 90 days.

       The Company's 1999 Capital Budget of $1,800,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $550,000 in 1999, and is expected to be financed primarily with internally generated funds.

       The second tier of the 1999 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $1,250,000 of budgeted plant additions. Plant additions from this part of the 1999 budget may require use of the Company's line of credit. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1999.

       As of March 31, 1999, the Company has approximately 960 acres of excess land available for sale, of which 245 acres is currently under contract, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5 year capital budget, currently estimated at $10,000,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded asrevenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

Year 2000 Compliance

       The Company is currently evaluating its exposure to the Year 2000 problem and is taking steps to be Year 2000 compliant. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31,1999, which may result in miscalculations, other malfunctions or the total failure of such systems.

      The Company's existing billing and accounting software are currently in the process of being upgraded to comply with all Year 2000 related issues. Management anticipates its computer systems will be fully compliant by the end of the second quarter of 1999.

       The Company also is evaluating the Year 2000 compliance of systems and Equipment which are not linked to billing and accounting software and has identified items that could be impacted by the Year 2000 problem. For the items identified as possibly presenting a Year 2000 problem, the Company has contacted suppliers, where possible, to obtain adequate assurance that it is Year 2000 compliant or is in the process of determining and addressing any

PAGE 10

noncompliance. In addition, wherever practical, the Company is independently testing such items for compliance.

     In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties. These parties include other water companies, banks, telecommunications service providers and electric and other utilities. The Company has initiated communications with such parties to determine the extent to which they are vulnerable to the Year 2000 issue.

       Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company may be unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company is developing working plans for dealing with its most reasonably likely worst-case scenario, many of which are contained in the Company's approved Emergency Contingency Plan. The Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment. The Company expects to complete such assessment and contingency planning during the third quarter of 1999, and to have all contingency systems in place and fully tested by the fourth quarter of 1999. Costs to meet Year 2000 compliance are not expected to have a material impact on the Company's financial position or results of operations.

Results of Operations for the Three Months Ended March 31, 1999 and 1998.

Net Income

       Net Income for the three months ended March 31, 1999 was $201,915 compared with $885,096 for the same 1998 period. The sale of property in January of 1998 in Derby, Connecticut, to the City of Derby, contributed $828,286 to net income in the first quarter of 1998. There were no comparable land sales in 1999.

Operating Revenues

       Operating Revenues for the first three months of 1999 of $1,076,641 are $69,755 higher than operating revenues of $1,006,886 for the first three months of 1998. Increased water consumption in 1999 from all classes of customers and the effects of an over-all four percent water service rate increase that became effective February 1, 1998, accounts for this increase.

Operating and Maintenance Expenses

       Operating and Maintenance Expenses for the first three months of 1999 are $11,606 below the comparable 1998 period. Decreased purchased water costs, payroll and casualty insurance expense are largely offset by increased main maintenance expense and purchased power costs.

Depreciation Expense

       Depreciation expense for the first three months of 1999 is $15,500 higher than the comparable 1998 period due to depreciation expense relating to general plant additions.
PAGE 11

Taxes Other Than Income Taxes

       Taxes Other Than Income Taxes for the three month period ended March 31, 1999 is $6,019 lower than the comparable 1998 period. Decreased payroll taxes in 1999 as a result of lower wages and a decrease in the state unemployment tax rate account for this decline.

Other Income

       Other Income for the first three months of 1999 is $32,040 ahead of the comparable 1998 period. Investment interest income recorded in the first quarter of 1999 as a result of the Company's temporary cash investments accounts for the increase.

Land Dispositions

       When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

      The statement of income reflects income from the disposition of Land (net of taxes) of $828,287 for the three months ended March 31, 1998. That amount represents the sale of 145 acres of land to the City of Derby, CT on January 21, 1998. That amount represents the stockholders' immediate share of
income from the land sales.   The net gain totaled $910,306, including the
deferred portion. The DPUC's October 22, 1997 Decision approving the Derby sale provided for a 3-year amortization period, as 75% of this parcel has been dedicated as open space. There were no property sales in the first quarter of 1999.

       Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $85,740 and $38,306 for the three months ended March 31, 1999 and 1998, respectively.

       Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.


                             PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Financial Data Schedule filed herewith.

(b) Report on Form 8-K, dated February 26, 1999 was filed with respect to Registrant's net earnings for the twelve months ended December 31, 1998 and with respect to the approval of the Registrant's Updated Water Supply Plan the Connecticut Department of Health.
PAGE 12

(c) Report on Form 8-K, dated December 11, 1998 was filed with respect to the Registrant's completed sales of excess water company lands to the Towns of Oxford and Seymour, CT and with respect to the Registrant's announcement of a 2 for 1 stock split for all outstanding shares of the Registrant's Common Stock.


                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BIRMINGHAM UTILITIES, INC.
                                                Registrant


  Date:                                          /s/
                                                John S. Tomac, President