Form 10-Q
period 1999-06-30
BIRMINGHAM UTILITIES INC
filed 1999-08-13
CIK 6694

FORM  10-Q


               SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1999  Commission File Number 0-6028


                      BIRMINGHAM UTILITIES, INC.
        (Exact name of registrant as specified in its charter)


        CONNECTICUT                                 06-0878647

 230 Beaver Street, Ansonia, CT                        06401
 (Address of principal executive office)            (Zip Code)


  ________________________________________________________________
     (Former name, former address and former fiscal year, if changes since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2)has been subject to such filing requirements for the past
90 days.

       No   _________                         Yes  ____X_____


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding at August 1, 1999
   Common Stock, No Par Value                 1,560,523

Page 2

                      PART I. FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                          BIRMINGHAM UTILITIES, INC.
                STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     UNAUDITED


                            Three Months Ended            Six Months Ended
                               June 30,                       June 30,
                            1999          1998          1999           1998
Operating Revenue     $1,164,439    $1,118,132    $2,241,078     $2,125,018

 Operating Expenses:
  Operating Expenses     613,624       582,332     1,185,119      1,178,847
  Maintenance Expense     43,017        34,551        98,166         76,289
  Depreciation           134,001       118,499       268,002        237,000
  Taxes Other Than
   Income Taxes           87,251        62,772       160,836        142,375
 Taxes on Income          54,992        72,318       102,727         79,745
 Total Operating Expense 932,885       870,472     1,814,850      1,714,256

Utility Operating Income 231,554       247,660       426,228        410,762
Amortization of Prior
 Years' Deferred Income
 on Land Dispositions
 (Net of income taxes)    85,740        38,307       171,480         76,613

Other Income, net          6,758        19,213        41,049         21,464

Income before
 interest expense        324,052       305,180       638,757        508,839

Interest and Amortization
 of Debt Discount        112,801       140,218       225,603        287,067
Income from dispositions
 of land
(net of income taxes)     $2,095        21,110         2,095        849,396

Net income               213,346      $186,072       415,249      1,071,168

Retained earnings,
 beginning             5,266,306    $2,586,984     5,219,875     $1,831,377
Dividends                156,052       130,488       311,524        259,977

Retained earnings,
 ending               $5,323,600    $2,642,568    $5,323,600     $2,642,568

Earnings per share - basic  $.14          $.12          $.27           $.70
Earnings per share - diluted$.13          $.12          $.26           $.69
Dividends per share         $.10         $.085          $.20           $.17

The accompanying notes are an integral part of these financial statements.

Page 3

                         BIRMINGHAM UTILITIES, INC.
                              BALANCE SHEETS

                                      (Unaudited)
                                        June 30,           Dec. 31,
                                         1999               1998

ASSETS:

Utility Plant                        $21,171,581        $20,622,907
Accumulated depreciation              (6,391,360)        (6,189,596)
Net Utility Plant                     14,780,221         14,433,311

Current Assets:
 Cash and cash equivalent                556,702          2,696,706
 Accounts receivable, net of
 allowance for doubtful accounts         451,490            493,165
 Accrued utility revenue                 456,905            361,448
 Materials & supplies                    110,976             62,046
 Prepayments                              66,510             42,643
       Total current assets            1,642,583          3,656,008

 Deferred Charges                        489,783            377,182
 Unamortized debt expense                162,357            170,481
 Income taxes recoverable                414,080            414,078
 Other assets                            461,869            467,826
                                       1,528,089          1,429,567
                                     $17,950,893        $19,518,886
STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
 *Common Stock, no par value, authorized
  2,000,000 shares; issued and outstanding
   6/30/99- 1,560,523 shares;
   12/31/98- 1,550,316                $2,508,379          2,427,752
   Retained earnings                   5,323,588          5,219,875
                                       7,831,967          7,647,627

Long-term debt                         4,418,000          4,418,000

Current Liabilities:

 Current portion of note payable
  and long term debt                      94,000             94,000
 Accounts payable and accrued
  liabilities                            815,596          2,456,271
     Total current liabilities           909,596          2,550,271

Customers' advances for construction   1,328,265          1,261,090
Contributions in aid of construction   1,043,716          1,043,719
Regulatory liability-income taxes
 refundable                              172,356            172,356
Deferred income taxes                  1,480,486          1,391,476
Deferred income on disposition
 of land                                 766,507          1,034,347
                                       4,791,330          4,902,988

                                     $17,950,893        $19,518,886

The accompanying notes are an integral part of these financial statements.

Page 4
                     BIRMINGHAM UTILITIES, INC.
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                Six Months Ended June 30,
Cash Flows From Operating Activities                 1999          1998
  Net Income                                      $415,249      $1,071,168
Adjustments to reconcile net income to
  net cash provided by operating activities:
Income from land dispositions                       (2,095)       (849,396)
Depreciation and amortization                      295,762         264,610
Amortization of deferred income, net of tax       (171,480)        (76,613)
  Increases and decreases in assets
   and liabilities:
Accounts receivable and accrued utility revenue    (53,782)         19,372
Materials and supplies                             (48,930)        (14,358)
Prepayments                                        (23,867)        (45,647)
Accounts payable and accrued expenses           (1,640,685)       (103,336)
Deferred income taxes                               (7,350)         (7,350)

Total Adjustments                               (1,652,427)       (712,718)

Net cash flows provided by (used in)
 operating activities                           (1,237,178)        358,450

Cash flows from investing activities:
 Proceeds from land dispositions                     5,000       1,896,000
 Net construction expenditures                    (559,754)       (761,569)
Other assets and deferred charges, net             (78,837)       (115,933)

Net Cash flows from (used in)
 Investing activities                             (633,591)      1,018,498

Cash flows from financing activities:
 (Decrease) in current note payable                  ---        (1,132,500)
 Dividends paid - net                             (269,235)       (233,962)

Net Cash flows provided by financing activities:  (269,235)     (1,366,462)

Net (decrease) increase in cash
 & cash equivalents                             (2,140,004)        (10,486)
Cash equivalents, beginning                      2,696,706          62,699
Cash, ending                                      $556,702         $52,213


Supplemental disclosure of cash flow information:
 Cash paid for
  Interest                                        $217,478        $279,600
  Income Taxes                                   1,805,000        $382,600

Supplemental disclosure of non-cash flow information:
 The Company receives contributions of plant from
 builders and developers.  These contributions of
 plant are reported in utility plant and in
 customers' advances for construction.  The
 contributions are deducted from construction
 expenditures by the Company.
    Gross Plant, additions                        $629,946        $793,349
    Customers' advances for construction           (70,192)        (31,780)
    Capital expenditures, net.                    $559,754        $761,569

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

NOTE 1  - QUARTERLY FINANCIAL DATA

     The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1998, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


     The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months.Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the six months ended June 30, 1999 and June 30, 1998, would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.

                              Three Months Ended          Six Months Ended

                            6/30/99        6/30/98     6/30/99     6/30/98

  Weighted average shares
  outstanding for earnings
  per share, basic         1,556,812      1,530,908   1,555,036  1,527,172

  Incremental shares from
  assumed conversion of
  stock options              143,992         43,804      72,392     34,778

  Weighted average shares
  outstanding for earnings
  per share, diluted       1,700,804      1,574,712   1,627,428  1,561,950


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

     On December 3, 1998, the Company sold 515 acres of land in Oxford and Seymour, Connecticut to The Trust for Public Land for $3,220,000. The Trust for Public Land,in turn, simultaneously sold the property to the Town of Oxford for the same price.This parcel was also sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $1,743,998 of which $157,037 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $329,274 of which $184,100 will be carried forward to reduce the Company 's tax liability in subsequent years.

     In 1997, the Company had entered into a contract to sell 245 acres of land in Seymour, Connecticut to M/1 Homes by December 31, 1998 for a purchase price of $3,950,000. Because M/1 Homes had been unable to secure various land use approvals for the part of its development plan that included construction of an 18-hole golf course, it has amended its development plan. The delays caused by, among other things, the modified development plan, resulted in M/1 Homes requesting that the Company extend the closing deadline beyond the original December 31, 1998 date. The Company and M/1 Homes recently agreed to a contract amendment extending the closing date to June 30, 1999 and providing for certain other modifications to the agreement. The amended agreement contemplates, instead of a golf course, the dedication by M/1 Homes of over 50% (approximately 130 acres) of the acreage included in the transaction for open space purposes. Among other things, the modified agreement also provides for a $70,000 increase in the purchase price to $4,020,000, of which $2,370,000 will be payable at the closing, and the $1,650,000 balance within one year from the closing. Payment of the deferred portion of the purchase price will be secured by a first mortgage in favor of the Company on a portion of the property. The original 1997 agreement had been approved by the DPUC, and the Company applied to the DPUC for approval of the modified agreement on January 29, 1999. On June 16, 1999, the DPUC issued a final decision denying approval of that agreement. As a result of that denial, and in accordance with the original agreement, the Company refunded to M1Homes $147,500 plus interest of the original $197,500 deposit and retained the remaining $50,000 plus interest.
The Company has now begun the process of re-marketing this property.

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

CAPITAL RESOURCES AND LIQUIDITY

     Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the six months ended June 30, 1999 and 1998, the Company's additions to utility plant, net of customer advances, cost $559,754 and $761,569, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

     The Company has outstanding $4,418,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends.It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subordinate to the lien of the
Mortgage Indenture.   The Company also had a $1,500,000 secured, term
loan which was repaid in full on November 23, 1998. Principal and interest payments were made monthly up to the time of repayment.

     In 1998, the Company converted a $600,000 working capital line of credit and a $1,500,000 secured line of credit to a two-year $2,100,000 revolving line of credit. In June, 2000, the Company will have the option to convert any outstanding balance to a six-year term note with principal payments based on a 20-year amortization schedule, with a balloon payment at the end of the six-year term. The revolving line of credit is secured by a lien (subordinate to the lien of the Mortgage Bond Indenture) on all of the Company's utility property other than its excess land available for sale. There were no borrowings outstanding on the revolving line of credit on June 30, 1999.

     The Company may choose among several interest rate options on the revolving line of credit variable option of 30- or 90-day LIBOR plus
100 basis points, or prime. The term loan interest rate options consist of a fixed rate at the bank's cost of funds plus 100 basis points, or a variable rate of the prime rate or 90 day LIBOR plus 100 basis points which is reset every 90 days.

     The Company's 1999 Capital Budget of $1,800,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $550,000 in 1999, and is expected to be financed primarily with internally generated funds.
Page 10

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

     As of June 30, 1999, the Company has approximately 960 acres of excess land available for sale, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5 year capital budget, currently estimated at $10,000,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

Year 2000 Compliance

     The Company is currently evaluating its exposure to the Year 2000 problem and is taking steps to be Year 2000 compliant. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems.

     The Company's existing billing and accounting software are currently in the process of being upgraded to comply with all Year 2000 related issues. Management anticipates its computer systems will be fully compliant by the end of the second quarter of 1999.

     The Company also is evaluating the Year 2000 compliance of systems and equipment which are not linked to billing and accounting software and has identified items that could be impacted by the Year 2000 problem. For the items identified as possibly presenting a Year 2000 problem, the Company has contacted suppliers, where possible, to obtain adequate assurance that it is Year 2000 compliant or is in the process of determining and addressing any noncompliance. In addition, wherever practical, the Company is independently testing such items for compliance.

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

Results of Operations for the Six Months and Three Months Ended June 30, 1999 and 1998.

Net Income

     Net Income for the six months ended June 30, 1999 was $415,249 compared with $1,071,168 for the same 1998 period. The sale of property in January of 1998 in Derby, Connecticut, to the City of Derby, contributed $828,286 to net income in the first quarter of 1998. There were no comparable land sales in 1999. Net Income for the three months ended June 30, 1999 of $213,346 is $27,274 higher than the comparable three month period in 1998. Increased revenues, lower interest charges and increased income resulting from the amortization of prior year land sales are somewhat offset by increased property taxes and depreciation expense.

Operating Revenues

     Operating revenues for the first six months of 1999 of $2,241,078 are $116,060 higher than operating revenues of $2,125,018 for the first six months of 1998. Increased water consumption in 1999 from all classes of customers and the effects of an over-all four percent water service rate increase that became effective February 1, 1998, accounts for this increase. Operating revenues for the three month period ending June 30, 1999 are $46,305 higher than the comparable 1998 quarter. Increased consumption as a result of dry weather conditions during the second quarter account for the increase.

Operating and Maintenance Expenses

     Operating and Maintenance expenses for the first six months of 1999 are $28,149 higher than the comparable 1998 period. Increased purchased power costs relating to increased water sales and higher main maintenance and service line expense principally account for the variance. Operating and Maintenance expenses for the three month period ending June 30, 1999 are $39,758 higher than the comparable 1998 quarter. Increased purchased water costs, meter expenses, transmission line expense and main maintenance costs principally account for the variance.

Depreciation Expense

     Depreciation expense for the first six months of 1999 and for the three month period ending June 30,1999 are $31,002 and $15,502, respectively, higher than the comparable 1998 periods due to depreciation expense relating to general plant additions.

Taxes Other Than Income Taxes

     Taxes other than income taxes for the six and three month periods ended June 30, 1999 is $18,461 and $24,479 respectively, higher than the comparable 1998 periods. Increased property taxes in conjunction with the Company's capital improvement program account for these increases.

Other Income

     Other income for the first six months of 1999 is $19,585 ahead of the comparable 1998 period. Investment interest income as a result of the Company's temporary cash investments accounts for the increase. Other income for the three month period ending June 30, 1999 is $12,455 below the comparable 1998 period. Timber sales of $13,908 which were recorded in the second quarter of 1998 did not occur in 1999.

Interest Expense

     Interest expense for the six and three month periods ending June 30, 1999 is $61,464 and $27,417 below the comparable 1998 periods. Interest charges relating to short term borrowing and in conjunction with the Company's term loan, which was repaid in the fourth quarter of 1998, have not occurred in 1999.

Land Dispositions

     When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

     The statement of income reflects income from the disposition of Land (net of taxes) of $849,396 for the three months ended June 30, 1998. That amount represents the sale of 145 acres of land to the City of Derby, CT on January 21,1998 and 2.9 acres of property in Woodbridge, CT in May of 1998. That amount represents the stockholders' immediate share of income from the land sales. The net gain on both sales totaled $941,312, including the deferred portion. The DPUC's October 22, 1997 Decision approving the Derby sale provided for a 3-year amortization period, as 75% of this parcel has been dedicated as open space. There was a minor sale of property that took place in June of 1999 in conjunction with an encroachment. The net gain totaled $2,095 on that sale.

     Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $1,171,480 and $76,613 for the six months ended June 30, 1999 and 1998, and $85,740 and $38,307, respectively, for the three-month periods ending June 30, 1999 and 1998.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.


                     PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first half of 1999, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 12, 1999, as follows:

(a) Election of Directors - All nominees for Director were elected, as follows:

                                     Votes                    Votes
  Director                            For      Pct           Against

  S.P. Ahern                      1,414,429   90.874%         7,456
  E.G. Brickett                   1,414,429   90.874%         7,456
  J.E. Cohen                      1,414,429   90.874%         7,456
  B. Henley-Cohn                  1,414,429   90.874%         7,456
  A. da Silva                     1,414,429   90.874%         7,456
  A.J. Rivers                     1,414,429   90.874%         7,456
  B.L. Sauerteig                  1,414,165   90.858%         7,720
  K.E. Schaible                   1,414,429   90.874%         7,456
  D. Silverstone                  1,414,429   90.874%         7,456
  J. Tomac                        1,414,429   90.874%         7,456

(b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as independent auditors for the Company for 1999. Total votes cast were 1,399,960 representing 89.95% of all outstanding shares. 1,396,894 representing 89.749% of all outstanding shares were cast in favor of the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C.

(c) 1998 Stock Incentive Plan - Shareholders approved a Stock Incentive Plan for Employees of the Company. Total votes cast were 1,412,142, representing 90.72% of all outstanding shares. 1,371,373, representing 88.10% of all outstanding shares, were cast in favor of the Stock Incentive Plan for Employees.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Financial Data Schedule filed herewith.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BIRMINGHAM UTILITIES, INC.

                                Registrant


Date:  August  6  , 1999        /s/ John S. Tomac
                                John S. Tomac, President