Form 10-Q
period 1999-09-30
BIRMINGHAM UTILITIES INC
filed 1999-11-15
CIK 6694

FORM  10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999  Commission File Number 0-6028


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

       No   _________                     Yes  ____X_____


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                     Outstanding at November 1, 1999
  Common Stock, No Par Value                 1,582,509













                PART I.    FINANCIAL INFORMATION

  ITEM 1    FINANCIAL STATEMENTS


                      BIRMINGHAM UTILITIES, INC.
             STATEMENTS OF INCOME AND RETAINED EARNINGS
                              UNAUDITED

                      Three Months Ended       Nine Months Ended
                         September 30,           September 30,
                       1999        1998        1999         1998

[S]                   [C]          [C]        [C]          [C]
Operating Revenue   $1,294,363   $1,191,795 $3,535,441    $3,316,813

Operating Expenses:
 Operating Expenses    638,733      634,963  1,823,542     1,813,810
 Maintenance Expense    36,733       50,553    134,899       126,842
 Depreciation          134,001      118,500    402,003       355,500
 Taxes Other Than
 Income Taxes           82,001       72,811    242,837       215,186
 Taxes on Income       121,730       55,314    224,457       135,059
 Total Operating
 Expense             1,012,888      932,141  2,827,738     2,646,397

Utility Operating
    Income             281,475      259,654    707,703       670,416
Amortization of
  Prior Years'
 Deferred Income
on Land Dispositions
(Net of income taxes)   85,740       38,306    257,220       114,919

Other Income, net        1,221       <1,843>    42,270        19,621

Income before
interest expense       368,436      296,117  1,007,193       804,956

Interest and
Amortization of
Debt Discount          112,045      148,471    337,648       435,538
Income from
dispositions of land
(net of income taxes)    7,057        -0-        9,152       849,396

Net income            $263,448     $147,646   $678,697    $1,218,814

Retained earnings,
 beginning          $5,323,600   $2,642,568 $5,219,875    $1,831,377
Dividends              158,195      130,631    469,719       390,608

Retained earnings,
 ending             $5,428,853   $2,659,583 $5,428,853    $2,659,583

Earnings per share
- basic                   $.17         $.10       $.43          $.80
Earnings per share
- diluted                 $.16         $.10       $.41          $.78
Dividends per share       $.10        $.085       $.30         $.255

The accompanying notes are an integral part of these financial statements.




                    BIRMINGHAM UTILITIES, INC.
                         BALANCE SHEETS

                                          (Unaudited)
                                     September 30,        Dec. 31,
                                              1999            1998
ASSETS:

[S]                                     [C]             [C]
Utility Plant                          $21,491,874     $20,622,907
Accumulated depreciation                 6,498,485      (6,189,596)
Net Utility Plant                       14,993,389      14,433,311

Current Assets:
  Cash and cash equivalent                 163,084       2,696,706
  Accounts receivable, net of
  allowance for doubtful accounts          456,645         493,165
  Accrued utility revenue                  466,777         361,448
  Materials & supplies                     138,844          62,046
  Prepayments                               44,968          42,643
        Total current assets             1,270,318       3,656,008

Deferred Charges                           570,508         377,182
Unamortized debt expense                   158,296         170,481
Income taxes recoverable                   414,080         414,078
Other assets                               463,093         467,826
                                         1,605,977       1,429,567
                                       $17,869,684     $19,518,886

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
  Common Stock, no par value,
  authorized 2,000,000 shares;
  issued and outstanding 9/30/99-
  1,581,951 shares;12/31/98- 1,550,316  $2,628,899      $2,427,752
  Retained earnings                      5,428,853       5,219,875
                                         8,057,752       7,647,627

Long-term debt                           4,324,000       4,418,000


Current Liabilities:

  Current portion of note payable
  and long term debt                        94,000          94,000
  Accounts payable and accrued
  liabilities                              692,017       2,456,271
          Total current liabilities        786,017       2,550,271

Customers' advances for construction     1,328,265       1,261,090
Contributions in aid of construction     1,043,716       1,043,719
Regulatory liability-income taxes
refundable                                 172,356         172,356
Deferred income taxes                    1,524,991       1,391,476
Deferred income on disposition of land     632,587       1,034,347
                                         4,701,915       4,902,988

                                       $17,869,684     $19,518,886

The accompanying notes are an integral part of these financial statements.




                      BIRMINGHAM UTILITIES, INC.
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

[S]                                          [C]              [C]
                                         Nine Months Ended September 30,
Cash Flows From Operating Activities          1999             1998
Net Income                                $678,697       $1,218,814
Adjustments to reconcile net income to
net cash provided by operating activities:
Income from land dispositions               (9,152)        (849,396)
Depreciation and amortization               443,640         405,099
Amortization of deferred income,
net of tax                                 (257,220)       (114,919)
  Increases and decreases in assets
     and liabilities:
Accounts receivable and accrued
utility revenue                             (68,809)         71,996
Materials and supplies                      (76,798)        (33,113)
Prepayments                                  (2,325)        (48,135)
Accounts payable and accrued expenses    (1,764,264)       (291,851)
Deferred income taxes                       (11,025)        (11,025)
Total Adjustments                        (1,745,953)       (871,344)

Net cash flows provided by (used in)
operating activities                     (1,067,256)        347,470

Cash flows from investing activities:
 Proceeds from land dispositions             18,000       1,896,000
 Net construction expenditures             (913,341)     (1,303,021)
 Other assets and deferred charges, net     (61,770)       (146,446)

Net Cash flows from (used in)
  investing activities                     (957,111)        446,533

Cash flows from financing activities:
 Increase (decrease) in note payable            -0-        (311,250)
 Increase (decrease) in long-term debt      (94,000)        (94,000)
 Dividends paid - net                      (414,535)       (351,398)

Net Cash flows provided by
 financing activities:                     (508,535)       (756,648)

Net (decrease) increase in cash
 & cash equivalents                      (2,532,902)        (37,355)
Cash & cash equivalents, beginning        2,696,706          62,699
Cash, ending                               $163,804        $100,054

Supplemental disclosure of cash flow information:
 Cash paid for
  Interest                                 $434,957        $535,417
  Income Taxes                            1,822,000        $428,600

Supplemental disclosure of non-cash flow
 information:The Company receives
 contributions of plant from builders and
 developers.  These contributions of plant
 are reported in utility plant and in
 customers' advances for construction.
 The contributions are deducted from
 construction expenditures by the Company.
          Gross Plant, additions           $983,532       1,350,601
          Customers' advances for
          construction                      (70,191)        (47,580)
          Capital expenditures, net.       $913,341      $1,303,021

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

       The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health (The "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection, ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

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

NOTE 1  - QUARTERLY FINANCIAL DATA

       The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1998, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the DPUC. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the nine months ended September 30, 1999 and September 30, 1998, would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
          OUTSTANDING-DILUTED

       The following table summarizes the number of common shares used in the calculation of earnings per share.
                              Three Months Ended     Nine Months Ended
                             9/30/99      9/30/98    9/30/99   9/30/98

[S]                           [C]          [C]         [C]       [C]
Weighted average shares
outstanding for earnings
per share, basic           1,577,245    1,536,834  1,562,740  1,530,432

Incremental shares from
assumed conversion of
stock options                 78,001       47,730     73,801     40,314

Weighted average shares
outstanding for earnings
per share, diluted         1,655,246    1,584,564  1,636,541  1,570,746

NOTE 3 - RATE MATTERS

       On January 21, 1998, the DPUC granted the Company a 4.1% water service rate increase designed to provide a $177,260 annual increase in water service revenues and a 12.16% return on common equity. New rates became effective on February 1, 1998.

NOTE 4 - LAND SALES

       On September 13, 1999, the Company executed two purchase and sale agreements with The Trust for Public Land, Inc., ("TPL") for the sale by the Company and purchase by TPL of 570 and 42.5 acres of unimproved property in the City of Ansonia and the Towns of Seymour and Woodbridge, CT, subject to TPL arranging for the availability of public financing for the purchases. The Company is unable to predict at this time
whether or not such financing will be available.   The purchase price of
the parcels is $6,050,000 and $200,000, respectively. TPL is a non-profit California public benefit corporation with offices in New Haven, Connecticut. The agreements are subject to approval by the Connecticut Department of Public Utility Control, ("DPUC"), and applications for approval of these transactions were filed with the DPUC on November 2, 1999. The closings are scheduled to be completed within 45 days after the completion of DPUC approval, but in no event shall any of the closings occur after December 31, 2000 unless DPUC final approval has not been obtained at least 45 days prior to said date, in which event, Buyer shall designate a closing date within 45 days of final approval. The Company sees no reason why the DPUC would not approve these applications.

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

NOTE 5 - STOCK SPLIT

       On January 11, 1999, the Company filed with the DPUC an Application for Approval to Issue approximately 780,000 additional shares of common stock in conjunction with a 2-for-1 stock split. The stock split, which had been approved by the Board of Directors in December, 1998 was approved by the DPUC on February 26, 1999. The stock split became effective on March 31, 1999 with respect to shares held of record on March 18, 1999. All per share financial information contained in this Quarterly Report on Form 10-Q has been adjusted to reflect the impact of the common stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

       Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report in Form 10K for the year ended December 31, 1998, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

       Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the nine months ended September 30, 1999 and 1998, the Company's additions to utility plant, net of customer advances, cost $913,341 and $1,303,121, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

       The Company has outstanding $4,324,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short term debt which is either unsecured or secured with liens subordinate to the lien
of the Mortgage Indenture.   The Company also had a $1,500,000 secured,
term loan which was repaid in full on November 23, 1998. Principal and interest payments were made monthly up to the time of repayment.

       In 1998, the Company converted its $600,000 working capital line of credit and its $1,500,000 secured line of credit to a two-year $2,100,000 revolving line of credit. In June, 2000, the Company will have the option to convert any outstanding balance to a six-year term note with principal payments based on a 20-year amortization schedule, with a balloon payment at the end of the six-year term. The revolving line of credit is secured by a lien (subordinate to the lien of the Mortgage Bond Indenture) on all of the Company's utility property other than its excess land available for sale. There were no borrowings outstanding on the revolving line of credit on June 30, 1999.

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

       The second tier of the 1999 Capital Budget consists of replacements and betterments which are part of the Company's Long Term Capital Improvement Program and includes $1,250,000 of budgeted plant additions. Plant additions from this part of the 1999 budget are expected to require use of the Company's line of credit. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 1999.

       As of September 30, 1999, the Company has approximately 960 acres of excess land available for sale, of which 612 acres is under contract for sale (see Note 4), consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5 year capital budget, currently estimated at $8,000,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

Year 2000 Compliance

       The Company has evaluated its exposure to the Year 2000 problem and has taken steps to be Year 2000 compliant. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems.

       The Company's existing billing and accounting software was upgraded to comply with all Year 2000 related issues. That task was completed on or around November 1, 1999.

       The Company also has evaluated the Year 2000 compliance of systems and equipment which are not linked to billing and accounting software and has identified items that could be impacted by the Year 2000 problem. For the items identified as possibly presenting a Year 2000 problem, the Company has contacted suppliers, where possible, to obtain adequate assurance that the product is Year 2000 compliant or is in the process of determining and addressing any noncompliance. In addition, wherever practical, the Company is independently testing such items for compliance.

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

Results of Operations for the Nine Months and Three Months Ended
September 30, 1999 and 1998.

Net Income

       Net Income for the nine months ended September 30, 1999 was $678,697 compared with $1,218,814 for the same 1998 period. The sale of property in January of 1998 in Derby, Connecticut, to the City of Derby, contributed $828,286 to net income in the first quarter of 1998. There were no comparable land sales in 1999. Net Income for the three months ended September 30, 1999 of $263,448 is $115,802 higher than the comparable three month period in 1998. Increased revenues, lower interest charges and increased income resulting from the amortization of prior year land sales are somewhat offset by increased property taxes and depreciation expense.

Operating Revenues

       Operating revenues for the first nine months of 1999 of $3,535,441 are $218,628 higher than operating revenues of $3,316,813 for the first nine months of 1998. Increased water consumption in 1999 from all classes of customers and to a lesser extent the effects of an over-all four percent water service rate increase that became effective February 1, 1998, accounts for this increase. Operating revenues for the three month period ending September 30, 1999 are $102,568 higher than the comparable 1998 quarter. Increased consumption as a result of dry weather conditions during the third quarter account for the increase.


Operating and Maintenance Expenses

       Operating and Maintenance expenses of $1,958,441 for the first nine months of 1999 are $17,789(1%) higher than the comparable 1998 period. Increased purchased power costs relating to increased water sales and higher service line and meter expenses principally account for the variance. Operating and Maintenance expenses of $675,156 for the three month period ending September 30, 1999 are $10,360 lower than the comparable 1998 quarter. Reduced general and administrative expenses principally relating to casualty insurance and workers compensation expense account for this variance.

Depreciation Expense

       Depreciation expense for the first nine months of 1999 and for the three month period ending September 30,1999 are $46,503 and $15,501, respectively, higher than the comparable 1998 periods due to depreciation expense relating to general plant additions.



Taxes Other Than Income Taxes

       Taxes other than income taxes for the nine and three month periods ended September 30, 1999 is $27,651 and $9,160 respectively, higher than the comparable 1998 periods. Increased property taxes in conjunction with the Company's capital improvement program account for these increases.

Other Income

       Other income for the first nine months of 1999 is $22,649 ahead of the comparable 1998 period. Investment interest income as a result of the Company's temporary cash investments accounts for the increase. Other income for the three month period ending June 30, 1999 is $3,064 higher than the comparable 1998 period. Increased investment interest income and timber sales account for this favorable variance.

Interest Expense

       Interest expense for the nine and three month periods ending September 30, 1999 is $97,890 and $36,426 below the comparable 1998 periods. Interest charges relating to short term borrowing and in conjunction with the Company's term loan, which was repaid in the fourth quarter of 1998, have not occurred in 1999.

Land Dispositions

       When the Company disposes of land, any gain recognized, net of tax, is shared between rate payers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

       The statement of income reflects income from the disposition of Land (net of taxes) of $849,396 for the nine months ended September 30, 1998. That amount represents the sale of 145 acres of land to the City of Derby, CT on January 21, 1998 and 2.9 acres of property in Woodbridge, CT in May of 1998. That amount represents the stockholders' immediate share of income from the land sales. The net gain on both sales totaled $941,312, including the deferred portion.
The DPUC's October 22, 1997 Decision approving the Derby sale provided for a 3-year amortization period, as 75% of this parcel has been dedicated as open space. There were minor sales of property that took place in 1999 in conjunction with settling disputes about minor boundary encroachments. The net gain totaled $9,152 on these sales.

       Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $257,220 and $114,919 for the nine months ended September 30, 1999 and 1998, and $85,740 and $38,306, respectively, for the three-month periods ending September 30, 1999 and 1998.


       Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.


                    PART II.  OTHER INFORMATION

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

          (10)(a) Contract by and between the Registrant and The Trust For Public Land dated September 13, 1999 with respect to the sale of approximately 570 acres of land in Ansonia and Seymour.

          (10)(b) Contract by the between the Registrant and The Trust for Public Land dated September 13, 1999 with respect to the sale of approximately 42.5 acres of land in Ansonia and Woodbridge.

          (27)       - Financial Data Schedule filed herewith.

  (b)     Reports on Form 8-K.          None




                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BIRMINGHAM UTILITIES, INC.
                                Registrant


  Date:  November 10, 1999      /s/ John S. Tomac
                                John S. Tomac, President