Form 10-K
period 1999-12-31
BIRMINGHAM UTILITIES INC
filed 2000-03-30
CIK 6694

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13, or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999 Commission file No.  0-6028

                         BIRMINGHAM UTILITIES, INC.
           (Exact Name of registrant as specified in its charter)

     CONNECTICUT                        06-0878647
(State or other jurisdiction of    I.R.S. Employer Identification No.
 incorporation or organization)

     230 Beaver Street, Ansonia, CT                      06401-0426

(Address of principal executive offices)                  Zip Code

    Registrant's telephone number including area code  (203)  735-1888

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

Aggregate market value of the voting stock held by non-affiliates* of the registrant based on the average bid and asked prices of such stock as of March 10, 2000: $18,124,736.

Indicate the number of shares outstanding or each of the registrant's class of common stock, as of the latest practicable date.

Page Two

          Class                         Outstanding at March 10, 2000
  Common Stock, no par value                      1,583,025

* For purposes of setting forth on the cover sheet of this Annual Report on Form 10-K the aggregate market value of the voting stock held by non-affiliates of the registrant, the registrant has deemed that all shares beneficially held by officers, directors, and nominees are shares held by affiliates.



Page Three

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

The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1999 were approximately 3.4 MGD and
4.7 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

During 1999 approximately 1.25 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 8,990 customers of whom approximately 94% are residential and commercial. No single customer accounted for as much as 10% of total billings in 1999. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of February 29, 2000, 20 full-time employees. The Company's employees are not affiliated with any union organization.

The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department"or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities. The Company is subject to regulation of its water quality under the Federal Safe Drinking Water Act ("SDWA"). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants which have or may have an adverse effect on health.


Page Four

              Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 47
Chairwoman of the Board       Chairwoman of the Board of Directors of
                              the Company since May of 1992; Chairman
                              of the Board of Directors and Treasurer, Joseph Cohn & Sons, Inc.; Director,
                              United Illuminating Company; Director,
                              Aristotle Corp.; Director, Citizens Bank of Connecticut (1997-1999).

John S. Tomac, 46
President                     President of the Company since October
                              1, 1998. Vice President and Treasurer of the Company December 1, 1997-September
                              30, 1998.
                              Assistant Controller, BHC Company 1991-
                              1997.


Item 2.  Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 5.0 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 1999 were approximately 3.4 MGD and
4.7 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas serve approximately 25% of the Company's customers.

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

Page Five

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

     The Company believes that approximately 1,050 acres of its land oldings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See Note 1 to the Company's Financial Statements).


Page Six

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5. Market for the Registrant's Common Stock and Related Security Holding Matters

Page 6 of the Company's Annual Report to shareholders for the year ended December 31, 1999, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6.  Selected Financial Data

Page 6 of the Company's Annual Report to shareholders for the year ended December 31, 1999 (Financial Highlights) is incorporated herein by reference, pursuant to Rule 12-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

Pages 8 through 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference, pursuant to Rule 12-23 of the Act and to Instruction G(2) to Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated January 28, 2000, appearing on pages 12 through 24 of the accompanying 1999 Annual Report to Shareholders of Birmingham Utilities, Inc. are incorporated herein by reference, pursuant to Rule 126-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant has nothing to report on this item.



Page Seven

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


                        Business Experience during the Last      Director
Name               Age  Five Years and Other Directorships        Since

Stephen P. Ahern    70  V.P., Unicco Security  Services;            1994
                        Principal, Ahern Builders

Edward G. Brickett  70  Retired; Director of Finance, Town          1979
                        of Southington, CT until June 1995

James E. Cohen      53  Lawyer in Practice in Derby;                1982

Betsy Henley-Cohn   47  Chairwoman of the Board of Directors        1981
                        of the Company; Chairman and
                        Treasurer, Joseph Cohn & Sons, Inc.
                        (construction, sub-contractors);
                        Director, United Illuminating Corp.;
                        Director, Aristotle Corp.; Director,
                        Citizens Bank of Connecticut (1997-1999).

Alvaro da Silva     54  President, DSA Corp.(a management company); 1997
                        President, B.I.D.Inc (land development
                        and home building company); Managing
                        Partner Connecticut Commercial
                        Investors, LLC.,(a commercial real estate
                        and investment partnership); Chairman,
                        Shelton Inland Wetlands Commission; Board
                        of Governors Unquowa School; Director,
                        Great Country Bank ( 1991-1995).

Aldore J. Rivers    66  Retired; President of the Company until     1986
                        September 30, 1998.

B. Lance Sauerteig  54  Lawyer in Practice in Westport; Principal   1996
                        in BLS Strategic Capital, Inc. (financial
                        and inv. advisory company); Principal in
                        Tortoise Capital, Partners, LLC
                        (real estate investments); Director,
                        OFFITBANK (a New York based private
                        investment management bank)


Page Eight

Kenneth E. Schaible 58  Bank Consultant and Real Estate Developer;  1994
                        Senior Vice President, Webster Bank
                        (1995-1996); President, Shelton Savings
                        Bank and Shelton Bancorp.,Inc. (1972-1995)

David Silverstone,  53  Utility Consultant; previously Group        1994
                        Vice President-Chief Administrative
                        Officer The Southern Connecticut Gas
                        Company 1998-February 2000);
                        Lawyer in Practice in Hartford until 1998.

John S. Tomac,      46  President and Treasurer of the Company;     1998
                        previously, Vice President and Treasurer
                        of the Company (1997-1998); Assistant
                        Controller, BHC Company,(1991-1997).


     The Board of Directors' Audit Committee consisted of Messrs. Brickett, da Silva and Schaible during 1999. It performs the function of recommending the engagement and reviewing the performance of the Company's independent public accountants. The Audit Committee met twice in 1999. The Board of Directors' Personnel and Pension Committee consisted of Ms. Henley-Cohn (ex-officio) and Messrs. Ahern, Brickett, Sauerteig and Silverstone and performs the function of reviewing Executive Office compensation and proposing the same to the full Board of Directors for action. It also proposes to the full Board overall payroll pool levels and pension plan arrangements for all employees.
The Personnel and Pension Committee met four times in 1999. In 1999, five meetings of the full Board of Directors were held, and all Directors attended at least 75% of the meetings of the full Board and committees on which they served.

     (b)  Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

     Based solely on review of copies of such forms furnished to the Company, or written representations that no reconciliation forms were required, the Company believes that during fiscal year ending December 31, 1999, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Item 11. Compensation of Directors and Executive Officers

Page 5 of the Company's Definitive Proxy Statement, dated April 6,
2000 relating to the proposed Annual Meeting of Shareholders to be held on May 10, 2000, filed with the Commission pursuant to Regulation 14a under the Act, are incorporated herein by reference, pursuant to Rule 126-23 of the Act and Instruction G(3) to Form 10-K.


Page Nine

Item 12. Security Ownership of Management and Certain Beneficial Owners

Pages 3 through 5 of the Company's Definitive Proxy Statement, dated April 6, 2000, relating to the proposed Annual Meeting of Shareholders to be held on May 10, 2000, filed with the Commission pursuant to Regulation 14a under the Act, are incorporated herein by reference, pursuant to Rule 126-23 of the Act and Instruction G(3) to Form 10-K.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                          Page in
                                                          Annual Report*
     (1)  Statements of Income and Retained
          earnings for the three years ended
          December 31, 1999                                     14

          Balance Sheets at December 31, 1999                   13

     (3)  Statements of Cash Flows for the three
          years ended December 31, 1999                         15

          Notes to the Consolidated Financial Statements     16-24

          Report of Independent Accountants                     12

          Financial Highlights                                   6

          Selected Financial Data                                6

          Management's Discussion and Analysis                8-11

*  Incorporated by reference from
   the indicated pages of the 1999 Annual Report.

     (3)  Certificate of Incorporation and By-Laws of Birmingham
Utilities, Inc. Incorporated herein by reference is Exhibit 3 of Birmingham Utilities, Inc.'s Annual report on Form 10K for the period ended December 31, 1994.


Page Ten

     (4)  Instruments Defining Rights of Security Holders

     (i) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Incorporated herein by reference is Exhibit
(4)(i)of the Annual Report on Form 10-K of Birmingham Utilities, Inc., for the period ended December 31, 1998.

     (ii) Commercial Term and Revolving Loan Agreement by and between Birmingham Utilities, Inc. and Fleet Bank, N.A., dated April 29, 1994, Amended and Restated on September 17, 1998. Incorporated herein by reference is Exhibit 10(1) of the Quarterly Report on Form 10-Q/A of Birmingham Utilities, Inc. for the period ended June 30, 1994.

     (iii) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference is Exhibit 4 (iii) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

     (10)  Material Contracts

     (10.1) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water
Authority dated January 18, 1984 for the sale of water by the Authority to the Company and subsequent amendment dated December 29, 1988.
Attached hereto as pp. 15-23.

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

     (10.3) Employment Agreement between Birmingham Utilities, Inc. and John S. Tomac dated October 1, 1998. Incorporated herein by reference is Exhibit (10.3) of the Annual Report on Form 10-K of Birmingham
Utilities, Inc. for the period ended December 31, 1998.

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


Page Eleven

     (10.6) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and The Trust for Public Land, ("TPL"), dated September 16, 1999 for the sale by the Company to TPL of approximately 42.5 acres of unimproved land in Ansonia, Connecticut. Incorporated by reference is Exhibit (10)(b) of the Quarterly Report on Form 10-Q of Birmingham Utilities, Inc. for the period ended September 30, 1999.

     (10.7) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and The Trust for Public Land, ("TPL"), dated September 16, 1999 for the sale by the Company to TPL of approximately 570 acres of unimproved land in Ansonia and Seymour, Connecticut. Incorporated by reference is Exhibit (10)(a) of the Quarterly Report on Form 10-Q of Birmingham Utilities, Inc. for the period ended September 30, 1999.

     (10.8) Birmingham Utilities, Inc. 1998 Stock Incentive Plan adopted by its Board of Directors on December 9, 1998.
Attached hereto as pp 24-36.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 1999.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     ___________________________
     Betsy Henley-Cohn
     Chairwoman of the Board



BY:  /s/ John S. Tomac
     ___________________________
      John S. Tomac
      President



Date: March 10,2000
      ______________



Page Twelve


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Stephen P. Ahern               /s/ Aldore J. Rivers
________________________           ___________________________
Stephen P. Ahern, Director         Aldore J. Rivers, Director
Date:  March 10, 2000              Date: March 10, 2000



/s/ Edward G. Brickett             /s/ B. Lance Sauerteig
________________________           ___________________________
Edward G. Brickett, Director       B. Lance Sauerteig, Director
Date: March 10, 2000               Date:  March 10, 2000


/s/ James E. Cohen                 /s/ Kenneth E. Schaible
________________________           ___________________________
James E. Cohen, Director           Kenneth E. Schaible, Director
Date: March 10, 2000               Date: March 10, 2000



/s/ Betsy Henley-Cohn              /s/ David Silverstone
________________________           ___________________________
Betsy Henley-Cohn, Chairwoman      David Silverstone, Director
Board of Directors                 Date:  March 10, 2000
Date: March 14,2000



 /s/ Alvaro da Silva               /s/ John S. Tomac
________________________           ___________________________
Alvaro da Silva, Director          John S. Tomac, President/Treasurer
Date: March 10, 2000               Date:  March 10, 2000





Page Thirteen

                      BIRMINGHAM UTILITIES, INC.

                         INDEX TO EXHIBITS

Item No.                                                      Page No.


 10.1       Agreement to Purchase Water by and between
            The Ansonia Derby Water Company and South
            Central Connecticut Regional Water Authority
            dated January 18, 1984..............................15-23

 10.8       Birmingham Utilities, Inc. 1998 Stock Incentive
            Plan ...............................................24-36

 23         Consent of Dworken, Hillman, LaMorte
            & Sterczala, P.C. ..................................37







Page Fourteen


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


___________________________        __________________________
Stephen P. Ahern, Director         Aldore J. Rivers, Director
Date:  March   , 2000              Date: March   , 2000



___________________________        ____________________________
Edward G. Brickett, Director       B. Lance Sauerteig, Director
Date: March     ,  2000            Date:  March    , 2000



____________________________       _____________________________
James E. Cohen, Director           Kenneth E. Schaible, Director
Date: March   , 2000               Date: March   , 2000



____________________________       _____________________________
Betsy Henley-Cohn, Chairwoman      David Silverstone, Director
Board of Directors                 Date:  March   , 2000
Date:  March   , 2000



_____________________________      __________________________________
Alvaro da Silva, Director          John S. Tomac, President/Treasurer

Date: March     , 2000             Date:  March   , 2000