Form 10-Q
period 2000-03-31
BIRMINGHAM UTILITIES INC
filed 2000-05-12
CIK 6694

FORM  10-Q


                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 2000 Commission File Number 0-6028


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

     No   _________                     Yes  ____X_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding at May 1, 2000
Common stock, no par value                          1,596,833


Page Two

                      PART I. FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                       BIRMINGHAM UTILITIES, INC.
               STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (Unaudited)

                                          Three Months Ended March 31,
                                           2000                 1999

Operating Revenue                     $1,063,515           $1,076,641

Operating Expenses:
  Operating Expenses                     627,328              571,495
  Maintenance Expenses                    71,498               55,149
  Depreciation                           131,250              134,001
  Taxes Other Than Income Taxes           84,324               73,585
  Taxes on Income                         14,202               47,735
Total Operating Expense                  928,602              881,965

Utility Operating Income                 134,913              194,676

Amortization of Prior Years'
  Deferred Income on Land Dispositions
  (Net of income taxes of $27,123
   in 2000 and $48,183 in 1999)           46,137               85,740

Other income, net                         22,288               34,291

Income before interest expense           203,338              314,707

Interest and Amortization of
  Debt Discount                          117,885              112,802
Income from dispositions of land          - 0 -                - 0 -

Net income                                85,453             $201,905

Retained earnings, beginning          $5,511,802           $5,219,875
Dividends                                198,953              155,472

Retained earnings, ending             $5,398,302           $5,266,308

Earnings per share - basic                  $.05                 $.13

Earnings per share - diluted                $.05                 $.12

Dividends per share                        $.125                 $.10



The accompanying notes are an integral part of these financial statements.




Page Three

                       BIRMINGHAM UTILITIES, INC.
                             BALANCE SHEETS

                                              (Unaudited)
                                               March 31,        Dec. 31,
                                                 2000             1999

ASSETS:

Utility Plant                                 $22,362,513    $22,265,530
Accumulated depreciation                       (6,684,012)    (6,543,747)
Net Utility Plant                              15,678,501     15,721,783
Current Assets:
  Cash and cash equivalent                         51,225         44,471
  Accounts receivable, net of
   allowance for doubtful accounts                397,598        415,330
  Accrued utility revenue                         409,249        429,127
  Materials & supplies                            105,631         87,042
  Prepayments                                      77,777         55,154
       Total current assets                     1,041,480      1,031,124

Deferred Charges                                  625,204        595,263
Unamortized debt expense                          150,172        154,234
Income taxes recoverable                          360,812        360,812
Other assets                                      415,210         18,055
                                                1,551,398      1,528,364
                                              $18,271,379    $18,281,271

STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
  Common Stock, no par value, authorized
  2,000,000 shares; issued and outstanding
  3/31/00- 1,556,435 shares;
  12/31/99- 1,583,025                         $ 2,695,308    $ 2,634,762
  Retained earnings                             5,398,302      5,511,802
                                                8,093,610      8,146,564

Long-term debt                                  4,324,000      4,324,000

Current Liabilities:
 Current portion of note payable and
  long term debt                                   94,000         94,000
  Note Payable                                    655,000        360,000
  Accounts payable and accrued liabilities        478,185        691,142
        Total current liabilities               1,227,185      1,145,142

Customers' advances for construction            1,193,044      1,182,216
Contributions in aid of construction            1,188,935      1,188,934
Regulatory liability-income taxes refundable      164,772        164,772
Deferred income taxes                           1,654,426      1,630,976
Deferred income on disposition of land            425,407        498,667
                                                4,626,584      4,665,565
                                              $18,271,379    $18,281,271

The accompanying notes are an integral part of these financial statements.



Page Four
                      BIRMINGHAM UTILITIES, INC.
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                            Three Months Ended March 31,
Cash Flows From Operating Activities            2000          1999
  Net Income                                  $85,453       $201,905
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                 145,126        147,884
Amoritization of deferred income,
 net of tax                                   (46,137)       (85,740)
Increases and decreases in assets
 and liabilities:
Accounts receivable and
 accrued utility revenue                       37,610         36,432
Materials and supplies                        (18,589)       (54,818)
Prepayments                                   (22,623)       (55,282)
Accounts payable and accrued expenses        (212,946)    (1,822,022)
Deferred income taxes                          (3,675)        (3,675)

Total Adjustments                            (121,234)    (1,837,221)

Net cash flows provided by (used in)
 operating activities                         (35,781)    (1,635,316)
Cash flows from investing activities:
 Net construction expenditures                (81,023)      (230,659)
Other assets and deferred charges, net        (12,760)       (32,875)

Net Cash flows from (used in)
 investing activities                         (68,263)      (263,534)

Cash flows from financing activities:
 Increase in current note payable             295,000         ------
 Dividends paid - net                        (184,202)      (133,132)

Net Cash flows used in
 financing activities:                        110,798       (133,132)

Net increase in cash and cash equivalents       6,754     (2,031,982)
Cash and cash equivalents, beginning           44,471      2,696,706
Cash, ending                                 $ 51,225     $  664,724

Supplemental disclosure of
 cash flow information:
 Cash paid for
   Interest                                  $220,295       $217,478
   Income Taxes                               $94,000     $1,746,000

Supplemental disclosure of
 non-cash flow information:
 The Company receives contributions of
 plant from builders and developers.
 These contributions of plant are
 reported in utility plant and in
 customers' advances for construction.
 The contributions are deducted from
 construction expenditures by the Company.
    Gross Plant, additions                    $96,983       $275,068
    Customers' advances for construction       15,960         44,409
Capital expenditures, net.                    $81,023       $230,659

The accompanying notes are an integral part of these financial statements.



Page Five
                       BIRMINGHAM UTILITIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

        Birmingham Utilities, Inc. is a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection. The Company provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour with a population of approximately 31,000 people.

        The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long-term securities and other matters affecting its operations. The Connecticut Department of Public Health (The "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection "DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities.

        The Company is subject to regulation of its water quality under the Federal Safe Drinking Water Act ("SDWA"). The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants, which have or may have an adverse effect on health.

NOTE 1  - QUARTERLY FINANCIAL DATA

        The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1998, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities.
Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended March 31, 2000 and March 31, 1999 would not necessarily accurately forecast the annual results of each year.

Page Six

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED

        The following table summarizes the number of common shares used in the calculation of earnings per share.


                                            Three Months Ended
                                         3/31/00         3/31/99
Weighted average shares outstanding
 for earnings per share, basic          1,586,067       1,557,406

Incremental shares from assumed
 conversion of stock options               64,555          62,066

Weighted average shares outstanding
 for earnings per share, diluted        1,650,622       1,619,472


NOTE 3 - LAND SALES

On March 21, 2000, the Company executed a Purchase and Sale Agreement with Toll Brothers, Inc. ("Toll Bros.") for the sale by the Company and purchase by Toll Bros. of 322 acres of unimproved property in the Town of Seymour, Connecticut. The property consists of two contiguous parcels of 245 acres and 77 acres. The purchase price of the parcels is $3,294,000 and $1,026,000, respectively. The agreement is subject to approval by the Connecticut Department of Public Utility Control ("DPUC") and application for approval will be filed in mid-May, 2000. The closings are scheduled to be completed within 30 days after the completion of DPUC approval, but in no event shall the closing with respect to the 245-acre parcel occur before January 1, 2001 or after March 1, 2001 and with respect to the 77-acre parcel, before January 1, 2001 or after June 1, 2001. The Company sees no reason why the DPUC would not approve this application.

On September 13, 1999, the Company executed two purchase and sale agreements with The Trust for Public Land, Inc., ("TPL") for the sale by the Company and purchase by TPL of 570 and 42.5 acres of unimproved property in the City of Ansonia and the Towns of Seymour and Woodbridge, CT, subject to TPL arranging for the availability of public financing for the purchases. The purchase price of the parcels is $6,050,000 and $200,000, respectively. The Company is unable to predict at this time whether or not such financing will be available, although it is the Company's understanding that TPL expects to convey the property immediately to the State of Connecticut and the City of Ansonia for open space purposes and that they expect such financing to be in place by mid-year. The DPUC approved these transactions on March 1, 2000.


Page Seven

NOTE 4 - STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

        Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended March 31, 2000 and 1999, the Company's additions to utility plant, net of customer advances, cost $81,023 and $230,659, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

        The Company has outstanding $4,418,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

        In 1998, the Company converted a $600,000 working capital line of credit and a $1,500,000 secured line of credit to a two-year $2,100,000 revolving line of credit. In June 2000, the Company will have the option to convert any outstanding balance to a six-year term note with principal payments based on a 20-year amortization schedule, with a balloon payment at the end of the six-year term. The revolving line of credit is secured by a lien (subordinate to the lien of the Mortgage Bond Indenture) on all of the Company's utility property other than its excess land available for sale. Borrowings of $655,000 were outstanding on the revolving line of credit on March 31, 2000. The Company may choose among several interest rate options on the revolving line of credit variable option of 30- or 90-day LIBOR plus 100 basis points, or prime. The term loan interest rate options consist of a fixed rate at the bank's cost of funds plus 100 basis points, or a variable rate of the prime rate or 90 day LIBOR plus 100 basis points, which is reset every 90 days.


Page Eight

        The Company's 2000 Capital Budget of $1,888,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $701,000 in 2000, and is expected to be financed primarily with internally generated funds.

        The second tier of the 2000 Capital Budget consists of replacements and betterments, which are part of the Company's Long Term Capital Improvement Program, and includes $1,187,000 of budgeted plant additions. Plant additions from this part of the 2000 budget will require use of the Company's line of credit. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2000.

        As of March 31, 2000, the Company has approximately 964 acres of excess land available for sale, of which all but 30 acres is currently under contract, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,100,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

Results of Operations for the three Months Ended March 31, 2000 and 1999.

        Net income for the three months ended March 31, 2000 was $85,453 compared with $201,905 for the same 1999 period. Increased operating expenses and a reduction in the amortization of prior year land sales principally account for this decline. Reduced revenues also contribute to this decline.

Operating Revenues

        Operating revenues for the first three months of 2000 of $1,063,515 are $13,126 lower than operating revenues of $1,076,641 for the first three months of 1999. Decreased water consumption in 2000 principally from the residential and commercial customers accounts for this slight decrease.

Operating and Maintenance Expenses

        Operating and Maintenance Expenses for the first three months of 2000 are $55,833 above the comparable 1999 period. Higher purchased water costs and payroll charges in the 2000 first quarter principally account for this variance. Purchased power costs in 2000 also exceed the comparable 1999 period.

Depreciation Expense

        Depreciation expense for the first three months of 2000 is $2,751 lower than the comparable 1999 period due to an overaccrual in 1999. Depreciation expense relating to general plant additions somewhat offset the overaccrual in 1999.


Page Nine

Taxes Other Than Income Taxes

        Taxes Other Than Income Taxes for the three-month period ended March 31, 2000 is $10,739 higher than the comparable 1999 period.
Increased payroll taxes in 2000 as a result of higher wages and an increase in municipal property taxes account for this increase.

Other Income

        Other Income for the first three months of 2000 is $12,003 below the comparable 1999 period. Investment interest income recorded in the first quarter of 1999 did not occur in the first quarter of 2000.

Land Dispositions

        When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

        The statement of income will reflect income from the disposition of Land (net of taxes) if land sales do occur. Since there were no land sales in the first quarters of 2000 and 1999, the statement of income reflects zero in both years. If land sales occur, the stockholders' immediate share of income will be booked in the year of the sale based on a formula approved by the DPUC.

        Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $46,137 and $85,740 for the three months ended March 31, 2000 and 1999, respectively.

        Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.


Page Ten

                      PART II.  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


    (a)     Exhibits   Financial Data Schedule

    (b) Report on Form 8-K, dated March 9, 2000 was filed with respect to the Registrant's net earnings for the twelve months ended December 31, 1999, and with respect to the approval by the Department of Public Utility Control ("DPUC") of the Registrant's Application to sell 570 acres in the City of Ansonia and Town of Seymour for $6,050,000 to the Trust for Public Land ("TPL"), and with respect to a second approval by the DPUC of the Registrant's Application to sell 42.5 acres, to the City of Ansonia as the ultimate Buyer.

    (c) Report on Form 8-K, dated March 31, 2000 was filed with respect to the Registrant's agreement with Toll Bros., Inc. ("Toll Bros.") for the sale of approximately 322 acres in the Town of Seymour, Connecticut for $4,320,000.



Page Eleven

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BIRMINGHAM UTILITIES, INC.
                                        Registrant
Date:      May 12, 2000

                                        /s/ John S. Tomac___________
                                            John S. Tomac, President