Form 10-Q
period 2000-06-30
BIRMINGHAM UTILITIES INC
filed 2000-08-14
CIK 6694

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED JUNE 30, 2000 COMMISSION FILE NUMBER 0-6028


                           BIRMINGHAM UTILITIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         CONNECTICUT                                          06-0878647
         -----------                                          ----------
  (State of incorporation)                                 (I.R.S. Employee
                                                         Identification Number)

    230 BEAVER STREET, ANSONIA, CT                               06401
    ------------------------------                               -----
(Address of principal executive office)                        (Zip Code)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

         NO                                    YES      X
                ---                                    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at July 31, 2000
                -----                      ----------------------------
      COMMON STOCK, NO PAR VALUE                     1,599,951

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1   FINANCIAL STATEMENTS


                           BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                    UNAUDITED
                                    ---------

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  2000           1999           2000           1999
                                                  ----           ----           ----           ----
Operating Revenue                              $1,191,390     $1,164,439     $2,254,903     $2,241,078
                                               ----------     ----------     ----------     ----------
Operating Expenses:
  Operating Expenses                              614,080        613,624      1,241,408      1,185,119
  Maintenance Expense                              43,610         43,017        115,108         98,166
  Depreciation                                    131,251        134,001        262,500        268,002
  Taxes Other Than Income Taxes                    80,423         87,251        164,748        160,836
Taxes on Income                                    54,961         54,992         69,163        102,727
                                               ----------     ----------     ----------     ----------
Total Operating Expense                           922,325        932,885      1,852,927      1,814,850
                                               ----------     ----------     ----------     ----------

Utility Operating Income                          267,064        231,554        401,976        426,228
Amortization of Prior Years'
  Deferred Income on Land Dispositions
  (Net of income taxes)                            46,137         85,740         92,274        171,480

Other Income, net                                   9,538          6,758         31,826         41,049
                                               ----------     ----------     ----------     ----------

Income before interest expense                    322,739        324,052        526,076        638,757

Interest and Amortization of Debt Discount        124,565        112,801        242,451        225,603
Income from dispositions of land (net of
  income taxes)                                      --       $    2,095           --            2,095
                                               ----------     ----------     ----------     ----------

Net income                                     $  198,174     $  213,346     $  283,625     $  415,249

Retained earnings, beginning                    5,398,299      5,266,306     $5,511,799      5,219,875
Dividends                                         200,119        156,052        399,070        311,524
                                               ----------     ----------     ----------     ----------

Retained earnings, ending                      $5,396,354     $5,323,600     $5,396,354     $5,323,600
                                               ==========     ==========     ==========     ==========

Earnings per share - basic                     $      .12     $      .14     $      .18     $      .27
                                               ==========     ==========     ==========     ==========
Earnings per share - diluted                   $      .12     $      .13     $      .17     $      .26
                                               ==========     ==========     ==========     ==========
Dividends per share                            $     .125     $      .10     $      .25     $      .20
                                               ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS

                                                                (Unaudited)
                                                                  June 30,               Dec. 31,
ASSETS:                                                             2000                   1999
-------                                                             ----                   ----
Utility Plant                                                   $ 23,127,082           $ 22,265,530
Accumulated depreciation                                          (6,815,262)            (6,543,747)
                                                                ------------           ------------
Net Utility Plant                                                 16,311,820             15,721,783
                                                                ------------           ------------
Current Assets:
     Cash and cash equivalent                                        249,127                 44,471
     Accounts receivable, net of
      allowance for doubtful accounts                                391,568                415,330
     Accrued utility revenue                                         499,978                429,127
     Materials & supplies                                            119,978                 87,042
     Prepayments                                                      72,783                 55,154
                                                                ------------           ------------
              Total current assets                                 1,333,434              1,031,124
                                                                ------------           ------------

Deferred Charges                                                     686,188                595,263
Unamortized debt expense                                             146,110                154,234
Income taxes recoverable                                             360,812                360,812
Other assets                                                         403,441                418,055
                                                                ------------           ------------
                                                                   1,596,551              1,528,364
                                                                ------------           ------------
                                                                $ 19,241,805           $ 18,281,271
                                                                ============           ============
STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
     Common Stock, no par value, authorized
     2,000,000 shares; issued and outstanding 6/30/00-
       1,598,034 shares; 12/31/99-1,583,025                     $  2,710,311           $  2,634,762
     Retained earnings                                             5,396,354              5,511,802
                                                                ------------           ------------
                                                                   8,106,665              8,146,564
                                                                ------------           ------------
Long-term debt                                                     4,324,000              4,324,000
                                                                ------------           ------------
Current Liabilities:

     Note Payable                                                  1,440,000                360,000
     Current portion of long-term debt                                94,000                 94,000
     Accounts payable and accrued  liabilities                       686,526                691,142
                                                                ------------           ------------
              Total current liabilities                            2,220,526              1,145,142
                                                                ------------           ------------
Customers' advances for construction                               1,199,887              1,182,216
Contributions in aid of construction                               1,195,934              1,188,934
Regulatory liability-income taxes refundable                         164,772                164,772
Deferred income taxes                                              1,677,874              1,630,976
Deferred income on disposition of land                               352,147                498,667
                                                                ------------           ------------
                                                                   4,590,614              4,665,565
                                                                ------------           ------------
                                                                $ 19,241,805           $ 18,281,271
                                                                ============           ============

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended June 30,
Cash Flows From Operating Activities                                       2000                 1999
                                                                           ----                 ----
     Net Income                                                        $   283,625           $   415,249
                                                                       -----------           -----------
Adjustments to reconcile net income to
     net cash provided by operating activities:
Income from land dispositions                                                 --                  (2,095)
Depreciation and amortization                                              290,260               295,762
Amortization of deferred income, net of tax                                (92,274)             (171,480)
     Increases and decreases in assets
     and liabilities:
Accounts receivable and accrued utility revenue                            (44,099)              (53,782)
Materials and supplies                                                     (32,936)              (48,930)
Prepayments                                                                (17,629)              (23,867)
Accounts payable and accrued expenses                                       (4,616)           (1,640,685)
Deferred income taxes                                                       (7,350)               (7,350)
                                                                       -----------           -----------
Total Adjustments                                                           91,356            (1,652,427)
                                                                       -----------           -----------
Net cash flows provided by (used in) operating activities                  374,981            (1,237,178)
                                                                       -----------           -----------
Cash flows from investing activities:
     Proceeds from land dispositions                                          --                   5,000
     Net construction expenditures                                        (834,380)             (559,754)
Other assets and deferred charges, net                                     (47,351)              (78,837)
                                                                       -----------           -----------
Net Cash flows used in
     investing activities                                                 (881,731)             (633,591)
                                                                       -----------           -----------
Cash flows from financing activities:
     Increase in note payable                                            1,080,000                  --
     Dividends paid - net                                                 (368,594)             (269,235)
                                                                       -----------           -----------
Net Cash flows provided by (used in)
     financing activities:                                                 711,406              (269,235)
                                                                       -----------           -----------

Net (decrease) increase in cash & cash equivalents                         204,656            (2,140,004)

Cash & cash equivalents, beginning                                          44,471             2,696,706
                                                                       -----------           -----------
Cash, ending                                                           $   249,127           $   556,702

Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                                       $   234,328           $   217,478
        Income Taxes                                                       153,195             1,805,000

Supplemental disclosure of non-cash flow information:
     The Company receives contributions of plant from
     builders and developers. These contributions of plant
     are reported in utility plant and in customers' advances
     for construction. The contributions are deducted from
     construction expenditures by the Company
              Gross Plant, additions                                   $   861,550           $   629,946
              Customers' advances for construction                         (27,170)              (70,192)
                                                                       -----------           -----------
              Capital expenditures, net                                $   834,380           $   559,754
                                                                       ===========           ===========

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

NOTE 1  - QUARTERLY FINANCIAL DATA
----------------------------------

         The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 1999, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales.

Accordingly, annualization of the results of operations for the six months ended June 30, 2000 and June 30, 1999 would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED
--------------------------------------------------------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                    Three Months Ended              Six Months Ended
                                                  6/30/00         6/30/99        6/30/00        6/30/99
                                                  -------         -------        -------        -------
Weighted average shares outstanding
 for earnings per share, basic                   1,596,832       1,556,812      1,591,449      1,555,036
Incremental shares from assumed
 conversion of stock options                        46,464         143,992         55,510         72,392
                                                 ---------       ---------      ---------      ---------
Weighted average shares outstanding
 for earnings per share, diluted                 1,643,296       1,700,804      1,646,959      1,627,428
                                                 =========       =========      =========      =========

NOTE 3 - LAND SALES
-------------------

On March 21, 2000, the Company executed a Purchase and Sale Agreement with Toll Brothers, Inc. ("Toll Bros.") for the sale by the Company and purchase by Toll Bros. of 322 acres of unimproved property in the Town of Seymour, Connecticut. The property consists of two contiguous parcels of 245 acres and 77 acres. The purchase price of the parcels is $3,294,000 and $1,026,000, respectively. The agreement is subject to approval by the Connecticut Department of Public Utility Control ("DPUC") and application for approval was filed on July 14, 2000. The closings are scheduled to be completed within 30 days after the completion of DPUC approval, but in no event shall the closing with respect to the 245-acre parcel occur before January 1, 2001 or after July 1, 2001 and with respect to the 77-acre parcel, before January 1, 2001 or after September 1, 2001. The Company sees no reason why the DPUC would not approve this application.

On September 13, 1999, the Company executed two purchase and sale agreements with The Trust for Public Land, Inc., ("TPL") for the sale by the Company and purchase by TPL of 570 and 42.5 acres of unimproved property in the City of Ansonia and the Towns of Seymour and Woodbridge, CT, subject to TPL arranging for the availability of public financing for the purchases. The purchase price of the parcels is $6,050,000 and $200,000, respectively. The Company is unable to predict at this time whether or not such financing will be available, although it is the Company's understanding that TPL expects to convey the property immediately to the State of Connecticut and the City of Ansonia for open space purposes and that they expect such financing to be in place by the end of the year. The DPUC approved these transactions on March 1, 2000.

NOTE 4 - STOCK SPLIT
--------------------

On January 11, 1999, the Company filed with the DPUC an Application for Approval to Issue approximately 780,000 additional shares of common stock in conjunction with a 2-for-1 stock split. The stock split, which had been approved by the Board of Directors in December 1998, was approved by the DPUC on February 26, 1999. The stock split became effective on March 31, 1999 with respect to shares held of record on March 18, 1999. All per share financial information contained in this Quarterly Report on Form 10-Q has been adjusted to reflect the impact of the common stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

         Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

         Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended June 30, 2000 and 1999, the Company's additions to utility plant, net of customer advances, cost $834,380 and $559,754, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

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

         The Company also maintains a $5,000,000 two-year, unsecured revolving line of credit. During the revolving period, the company can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or the Prime plus 0%. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity.

         The DPUC approved this transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaces the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. Borrowings of $1,440,000 were outstanding on the revolving line of credit on June 30, 2000.

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

         As of June 20, 2000, the Company has approximately 964 acres of excess land available for sale, of which substantially all is currently under contract for sale (See Note 3), consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,100,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

         Net income for the six months ended June 30, 2000 was $283,625 compared with $415,249 for the same 1999 period. Increased operating and maintenance expenses and a reduction in the amortization of prior year land sales principally account for this decline. Net Income for the three months ended June 30, 2000 of $198,174 is only slightly below earnings of $213,346, achieved for the comparable quarter in 1999. The reduction in the amortization of prior year land sales more than offsets increased revenues for both the three and six month periods.

Operating Revenues
------------------

         Operating revenues for the first six months of 2000 of $2,254,903 are $13,825 higher than the comparable 1999 period. Increased consumption during the second quarter of 2000 accounts for this increase. Operating revenues for the three-month period ending June 30, 2000 are $26,951 higher than the comparable 1999 quarter. Increased consumption among the residential and commercial classes accounts for this increase.

Operating and Maintenance Expenses
----------------------------------

         Operating and Maintenance expenses for the first six months of 2000 of $1,356,516 are $73,231 higher than operating and maintenance expenses of $1,283,285 recorded in the first six months of 1999. Higher purchased water costs, increased purchased power expenses, increased pumping and water treatment facilities maintenance and increased chemical costs principally account for this variance. Operating and Maintenance expenses for the three-month period ending June 30, 2000 remain almost equal to the expense levels achieved in the second quarter of 1999.

Depreciation Expense
--------------------

         Depreciation expense for the first six months of 2000 and for the three-month period ending June 30, 2000 are $5,502 and $2,751, respectively lower than the comparable 1999 periods due to an overaccrual in 1999, which was adjusted in the last quarter of 1999. Depreciation expense relating to new plant additions in 2000, somewhat offset the overaccrual.

Taxes Other Than Income Taxes
-----------------------------

         Taxes other than income taxes for the six-month period ending June 30, 2000 are $3,912 higher than the comparable 1999 period. Increased payroll taxes account for this increase. Taxes other than income taxes for the three-month period ending June 30, 2000 are $6,827 lower than the comparable 1999 period. An adjustment made to increase property taxes in the second quarter of 1999 accounts for this variance.

Other Income
------------

         Other income for the first six months of 2000 is $9,223 lower than the comparable period in 1999. Investment interest income principally recorded in the first quarter of 1999 did not occur in 2000. Other income for the three-month period ending June 30, 2000 is $2,780 higher than the second quarter of 1999. Increased miscellaneous, non-operating income accounts for this increase.

Land Dispositions
-----------------

         When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

         The statement of income will reflect income from the disposition of Land (net of taxes) if land sales do occur. Since there were no land sales in the first or second quarter of 2000, the statement of income reflects zero for both quarters. The minor land sale booked in 1999, realizing a net gain of $2,095, related to an encroachment dispute. When land sales occur, the stockholders' immediate share of income will be booked in the year of the sale based on a formula approved by the DPUC, when the sales price exceeds $50,000.

         Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax was $92,274 and $171,480 for the six months ended June 30, 2000 and 1999, and $46,137 and $85,740, respectively, for the three-month periods ending June 30, 2000 and 1999.

         Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         During the first half of 2000, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 10, 1999, as follows:

(a)  Election of Directors - All nominees for Director were elected, as follows:
     ---------------------

                             Votes     O/S Shares             Votes
Director                      For          Pct               Against
--------                      ---          ---               -------
Michael J. Adanti          1,334,735        83                3,685
Mary Jane Burt             1,334,735        83                3,685
James E. Cohen             1,336,940        83                1,480
Betsy Henley-Cohn          1,337,092        84                1,328
Alvaro da Silva            1,334,735        83                3,685
Aldore J. Rivers           1,334,735        83                3,685
B. Lance Sauerteig         1,337,092        84                1,328
Kenneth E. Schaible        1,337,092        84                1,328
David Silverstone          1,337,092        84                1,328
John S. Tomac              1,337,092        84                1,328

(b) Approval of Auditors - Shareholders approved the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C. as independent auditors for the Company for 2000. Total votes cast were 1,338,419 representing 84% of all outstanding shares. 1,330,567, representing 83% of all outstanding shares, were cast in favor of the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits - Financial Data Schedule filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BIRMINGHAM UTILITIES, INC.
                                                   --------------------------
                                                   Registrant
Date:     August  10, 2000
          ----------------

                                                   /s/ John S. Tomac
                                                   -----------------------
                                                   John S. Tomac, President