Form 10-Q
period 2000-09-30
BIRMINGHAM UTILITIES INC
filed 2000-11-06
CIK 6694

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 0-6028


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

         NO                                              YES      X
              -------                                          -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at Nov.1, 2000
              -----                               --------------------------
     COMMON STOCK, NO PAR VALUE                            1,602,894


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
                                    ---------

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                 2000            1999           2000          1999
                                               ----------     ----------     ----------     ----------
Operating Revenue                              $1,154,036     $1,294,363     $3,408,939     $3,535,441
                                               ----------     ----------     ----------     ----------
Operating Expenses:
  Operating Expenses                              598,689        638,733      1,840,097      1,823,542
  Maintenance Expense                              46,208         36,733        161,216        134,899
  Depreciation                                    131,250        134,001        393,750        402,003
  Taxes Other Than Income Taxes                    94,139         82,001        258,887        242,837
Taxes on Income                                    49,066        121,730        118,229        224,457
                                               ----------     ----------     ----------     ----------
Total Operating Expense                           919,352      1,012,888      2,772,279      2,827,738
                                               ----------     ----------     ----------     ----------

Utility Operating Income                          234,684        281,475        636,660        707,703
Amortization of Prior Years'
  Deferred Income on Land Dispositions
  (Net of income taxes)                            46,137         85,740        138,411        257,220

Other Income, net                                  25,005          1,221         56,831         42,270
                                               ----------     ----------     ----------     ----------
Income before interest expense                    305,826        368,436        831,902      1,007,193

Interest and Amortization of Debt Discount        140,207        112,045        382,658        337,648
Income from dispositions of land (net of
  income taxes)                                      --            7,057           --            9,152
                                               ----------     ----------     ----------     ----------
Net income                                     $  165,619     $  263,448     $  449,244     $  678,697

Retained earnings, beginning                   $5,396,354     $5,323,600     $5,511,802     $5,219,875
Dividends                                         200,089        158,195        599,162        469,719
                                               ----------     ----------     ----------     ----------
Retained earnings, ending                      $5,361,884     $5,428,853     $5,361,884     $5,428,853
                                               ==========     ==========     ==========     ==========
Earnings per share - basic                     $      .10     $      .17     $      .28     $      .43
                                               ==========     ==========     ==========     ==========
Earnings per share - diluted                   $      .10     $      .16     $      .27     $      .41
                                               ==========     ==========     ==========     ==========
Dividends per share                            $     .125     $      .10     $     .375     $      .30
                                               ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS

                                                           (Unaudited)
                                                           September 30,        Dec. 31,
                                                                2000              1999
                                                            ------------      ------------
ASSETS:
Utility Plant                                               $ 23,857,623      $ 22,265,530
Accumulated depreciation                                      (6,917,877)       (6,543,747)
                                                            ------------      ------------
Net Utility Plant                                             16,939,746        15,721,783
                                                            ------------      ------------
Current Assets:
     Cash and cash equivalent                                    279,233            44,471
     Accounts receivable, net of
      allowance for doubtful accounts                            471,070           415,330
     Accrued utility revenue                                     480,487           429,127
     Materials & supplies                                        105,603            87,042
     Prepayments                                                  58,292            55,154
                                                            ------------      ------------
              Total current assets                             1,394,685         1,031,124
                                                            ------------      ------------
Deferred Charges                                                 739,021           595,263
Unamortized debt expense                                         142,049           154,234
Income taxes recoverable                                         360,812           360,812
Other assets                                                     402,882           418,055
                                                            ------------      ------------
                                                               1,644,764         1,528,364
                                                            ------------      ------------
                                                            $ 19,979,195        18,281,271
                                                            ============      ============
STOCKHOLDERS' EQUITY AND LIABILITIES

Stockholders' Equity:
     Common Stock, no par value, authorized
     2,000,000 shares; issued and outstanding 9/30/00
     1,602,894 shares; 12/31/99- 1,583,025                  $  2,729,998      $  2,634,762
     Retained earnings                                         5,361,875         5,511,802
                                                            ------------      ------------
                                                               8,091,873         8,146,564
                                                            ------------      ------------
Long-term debt                                                 4,230,000         4,324,000
                                                            ------------      ------------
Current Liabilities:

     Note Payable                                              2,256,715           360,000
     Current portion of note payable and long term debt           94,000            94,000
     Accounts payable and accrued  liabilities                   765,804           691,142
                                                            ------------      ------------
              Total current liabilities                        3,116,519         1,145,142
                                                            ------------      ------------
Customers' advances for construction                           1,199,887         1,182,216
Contributions in aid of construction                           1,195,935         1,188,934
Regulatory liability-income taxes refundable                     164,772           164,772
Deferred income taxes                                          1,701,322         1,630,976
Deferred income on disposition of land                           278,887           498,667
                                                            ------------      ------------
                                                               4,540,803         4,665,565
                                                            ------------      ------------
                                                            $ 19,979,195      $ 18,281,271
                                                            ============      ============

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended September 30,
Cash Flows From Operating Activities                              2000             1999
                                                              -----------      -----------
     Net Income                                               $   449,244      $   678,697
                                                              -----------      -----------
Adjustments to reconcile net income to
     net cash provided by operating activities:                      --             (9,152)
Income from land dispositions                                     435,386          443,640
Depreciation and amortization                                    (138,411)        (257,220)
Amortization of deferred income, net of tax
     Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                  (107,100)         (68,809)
Materials and supplies                                            (18,561)         (76,798)
Prepayments                                                        (3,138)          (2,325)
Accounts payable and accrued expenses                              74,662       (1,764,264)
Deferred income taxes                                             (11,025)         (11,025)
                                                              -----------      -----------
Total Adjustments                                                 231,813       (1,745,953)
                                                              -----------      -----------
Net cash flows provided by (used in) operating activities         681,057       (1,067,256)
                                                              -----------      -----------
Cash flows from investing activities:
Proceeds from land dispositions                                      --             18,000
Net construction expenditures                                  (1,603,136)        (913,341)
Other assets and deferred charges, net                            (91,861)         (61,770)
                                                              -----------      -----------
Net Cash flows from used in
     investing activities                                      (1,694,997)        (957,111)
                                                              -----------      -----------
Cash flows from financing activities:
     Increase in note payable                                   1,896,715
     (Decrease) in long-term debt                                 (94,000)         (94,000)
     Dividends paid - net                                        (554,013)        (414,535)
                                                              -----------      -----------
Net Cash flows provided by (used in)
     financing activities:                                      1,248,702         (508,535)
                                                              -----------      -----------
Net (decrease) increase in cash & cash equivalents                234,762       (2,532,902)
Cash & cash equivalents, beginning                                 44,471        2,696,706
                                                              -----------      -----------
Cash, ending                                                  $   279,233      $   163,804
                                                              ===========      ===========
Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                              $   477,702      $   434,957
        Income Taxes                                              200,695        1,822,000

Supplemental disclosure of non-cash flow information:
    The Company receives contributions of plant from builders
    and developers. These contributions of plant are reported
    in utility plant and in customers' advances for
    construction. The contributions are deducted from
    construction expenditures by the Company
              Gross Plant, additions                          $ 1,630,306      $   983,532
              Customers' advances for construction                (27,170)         (70,191)
                                                              -----------      -----------
              Capital expenditures, net                       $ 1,603,136      $   913,341
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

         The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended September 30, 2000 and September 30, 1999 would not necessarily accurately forecast the annual results of each year.


NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
------------------------------------------------
          OUTSTANDING-DILUTED
          -------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                          Three Months Ended          Nine Months Ended
                                         9/30/00       9/30/99       9/30/00       9/30/99
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, basic          1,600,073     1,577,245     1,594,341     1,562,740

Incremental shares from assumed
 conversion of stock options               43,833        78,001        51,781        73,801
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding
 for earnings per share, diluted        1,643,906     1,655,246     1,646,122     1,636,541
                                        =========     =========     =========     =========

NOTE 3 - LAND SALES
-------------------

On March 21, 2000, the Company executed a Purchase and Sale Agreement with Toll Brothers, Inc. ("Toll Bros.") for the sale by the Company and purchase by Toll Bros. of 322 acres of unimproved property in the Town of Seymour, Connecticut. The property consists of two contiguous parcels of 245 acres and 77 acres. The purchase price of the parcels is $3,294,000 and $1,026,000, respectively. An application for approval was filed with the DPUC on July 14, 2000 and draft approval for the sale was given on October 30, 2000 for a sale price of no less than $4,270,000 for both parcels. Final approval is expected on November 8, 2000. The closing is scheduled within 30 days after the completion of DPUC approval, but in no event shall the closing occur before January 1, 2001 or after September 1, 2001.

On September 13, 1999, the Company executed two purchase and sale agreements with The Trust for Public Land, Inc., ("TPL") for the sale by the Company and purchase by TPL of 570 and 42.5 acres of unimproved property in the City of Ansonia and the Towns of Seymour and Woodbridge, CT, subject to TPL arranging for the availability of public financing for the purchases. The purchase price of the parcels is $6,050,000 and $200,000, respectively. On October 5, 2000, the City of Ansonia purchased the 42.5-acre parcel for $200,000. The Company is unable to predict at this time whether or not financing will be available for the 570 acre parcel, although it is the Company's understanding that TPL expects to convey the property immediately to the State of Connecticut and the City of Ansonia for open space purposes and that they expect such financing to be in place by the end of the year or shortly thereafter. The DPUC approved these transactions on March 1, 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

         Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

         Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the nine months ended September 30, 2000 and 1999, the Company's additions to utility plant, net of customer advances, cost $1,603,136 and $913,341, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely, land sales and short-term borrowing.

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

         The Company also maintains a $5,000,000 two-year, unsecured revolving line of credit. During the revolving period, the Company can choose between variable rate options of 30,60, 90 or 180-day LIBOR plus 100 basis points or the Prime plus 0%. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity.

         The DPUC approved this transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaces the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. Borrowings of $2,256,715 were outstanding on the revolving line of credit on September 30, 2000.

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

         As of September 30, 2000, the Company has approximately 922 acres of excess land available for sale, of which substantially all is currently under contract for sale (See Note 3), consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands, it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,100,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

         Net income for the nine months ended September 30, 2000 was $449,244 compared with $678,697 for the same 1999 period. Increased operating expenses and interest expense, as well as a reduction in the amortization of prior year land sales, principally account for this decline. Net Income for the three months ended September 30, 2000 of $165,619 is below earnings of $263,448, achieved for the comparable quarter in 1999. A reduction in revenues in the third quarter of 2000 from the comparable 1999 period and increased interest expense account for this decline.

Operating Revenues
------------------

         Operating revenues for the first nine months of 2000 of $3,408,939 are $126,502 below the comparable 1999 period. Decreased consumption in 2000 as compared to 1999 due to an extended dry period in 1999 accounts for the decline. Operating revenues for the three-month period ending September 30, 2000 are $140,327 lower than the comparable 1999 quarter. Decreased consumption among the residential and commercial classes accounts for this decrease, as the 2000 third quarter was cool and wet compared to a very hot and dry third quarter in 1999.

Operating and Maintenance Expenses
----------------------------------

         Operating and Maintenance Expenses for the first nine months of 2000 of $2,002,413 are $42,972 higher than operating and maintenance expenses of $1,958,441 recorded in the first nine months of 1999. Higher water treatment facilities expenses, increased transmission and distribution maintenance, increased meter expenses and higher general plant charges account for this increase. Reduced administrative salary expenses somewhat offset these increases. Operating and Maintenance expenses for the three-month period ending September 30, 2000 are $30,569 below the level achieved in the third quarter of 1999. Reduced purchased water costs, director fees, as well as reduced administrative salaries, account for the decline.

Depreciation Expense
--------------------

         Depreciation expense for the first nine months of 2000 and for the three-month period ending September 30, 2000 are $8,253 and $2,751, respectively, lower than the comparable 1999 periods due to an overaccrual in 1999, which was adjusted in the last quarter of 1999. Depreciation expense relating to general plant additions in 2000, somewhat offset the overaccrual.

Taxes Other Than Income Taxes
-----------------------------

         Taxes Other Than Income Taxes for the nine-month period ending September 30, 2000 are $16,050 higher than the comparable 1999 period. Increased payroll taxes and property taxes account for this increase. Taxes other than income taxes for the three-month period ending September 30, 2000 are $12,138 higher than the comparable 1999 period. Increased property taxes account for this variance.

Other Income
------------

         Other Income for the first nine months of 2000 is $14,561 higher than the comparable period in 1999. Increased miscellaneous non-operating income accounts for this increase. Other income for the three-month period ending September 30, 2000 is $23,784 higher than the comparable 1999 quarter. Increased jobbing and miscellaneous, non-operating income account for this variance.

Land Dispositions
-----------------

         When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

         The statement of income will reflect income from the disposition of Land (net of taxes) if land sales do occur. Since there were no land sales in 2000, the statement of income reflects zero for both year to date and in the third quarter. The minor land sales booked in 1999, realizing a net gain of $9,152, related to encroachment disputes. When land sales occur, the stockholders' immediate share of income will be booked in the year of the sale based on a formula approved by the DPUC, when the sales price exceeds $50,000.

         Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $138,411 and $257,330 for the nine months ended September 30, 2000 and 1999, and $46,137 and $85,740, respectively, for the three-month periods ending September 30, 2000 and 1999.

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

         None

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


                                              BIRMINGHAM UTILITIES, INC.
                                              --------------------------
                                              Registrant
Date:      November 1, 2000

                                              /s/ John S. Tomac
                                              --------------------------
                                              John S. Tomac, President