Form 10-K405
period 2000-12-31
BIRMINGHAM UTILITIES INC
filed 2001-04-02
CIK 6694

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000 Commission file No. 0-6028

                           BIRMINGHAM UTILITIES, INC.
             (Exact Name of registrant as specified in its charter)

             CONNECTICUT                                     06-0878647
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     230 Beaver Street, Ansonia, CT                          06401-0426
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (203) 735-1888

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                           Name of each exchange
  Common Stock (no par value)                    The American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                 Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of such stock as of March 9, 2001: $17,906,193

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at March 9, 2001
  Common Stock, no par value                            1,623,072

                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                                     PART I

Item 1.  Business

         Birmingham Utilities, Inc. (the "Company") is a specially chartered Connecticut public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection in Ansonia and Derby, Connecticut, and in small parts of the contiguous Town of Seymour. Under its charter, the Company enjoys a monopoly franchise in the distribution of water in the area, which it serves. In conjunction with its right to sell water, the Company has the power of eminent domain and the right to erect and maintain certain facilities on and in public highways and grounds, all subject to such consents and approvals of public bodies and others as may be required by law.

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

         The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately
8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2000 were approximately 3.4 MGD and 4.5 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

         During 2000, approximately 1.25 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 9,062 customers of whom approximately 94% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2000. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

         The Company had, as of February 28, 2001, 20 full-time employees. The Company's employees are not affiliated with any union organization.

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

                      Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years

Betsy Henley-Cohn, 48
Chairwoman of the Board       Chairwoman of the Board of Directors and
And Chief Executive Officer   Chief Executive Officer of the Company since
                              May of 1992; Chairman of the Board of Directors
                              And Treasurer,Joseph Cohn & Sons, Inc.; Director,
                              United Illuminating Company; Director,
                              Aristotle Corp.; Director, Citizens Bank of Connecticut (1997-1999).

John S. Tomac, 47
President and Treasurer       President of the Company since October 1, 1998;
                              Vice President of the Company December 1, 1997-
                              September 30, 1998; Treasurer of the Company since
                              December 1997; Assistant Controller, BHC Company
                              1991-1997.


Item 2.  Properties

         The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 5.0 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2000 were approximately 3.4 MGD and 4.5 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

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

         The Company owns an office building at 230 Beaver Street, in Ansonia. That building was built in 1964, is of brick construction, and contains 4,200 square feet of office and storage space. In addition, the Company owns two buildings devoted to equipment storage. The Company also owns office space in a wood frame, residential building owned by the Company at 228 Beaver Street, Ansonia.

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

         Since 1988, the Company has sold approximately 1,406 acres of land in Bethany, Ansonia, Derby, Seymour and Oxford, realizing net gains of $7,140,349.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Page 6 of the Company's Annual Report to shareholders for the year ended December 31, 2000, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6.  Selected Financial Data

         Page 7 of the Company's Annual Report to shareholders for the year ended December 31, 2000 (Financial Highlights) is incorporated herein by reference, pursuant to Rule 12-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 8 through 11 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference, pursuant to Rule 12-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which approximately $2.2 million was outstanding at December 31, 2000. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated January 31, 2001, appearing on pages 12 through 24 of the accompanying 2000 Annual Report to Shareholders of Birmingham Utilities, Inc. are incorporated herein by reference, pursuant to Rule 126-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2001, is incorporated by reference in partial answer to this item. See also "Executive Officers of the Registrant", following Part I, Item 1 herein.

Item 11. Executive Compensation

         The information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2001 is incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2001 is incorporated by reference in answer to this item.

Item 13. Certain Relationships and Related Transactions

         The information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2001 is incorporated by reference in answer to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of this report:

                                                                     Page in
                                                                  Annual Report*
                                                                  --------------
         (1)  Statements of Income and Retained
              earnings for the three years ended
              December 31, 2000                                         14

              Balance Sheets at December 31, 2000                       13

         (3)  Statements of Cash Flows for the three
              years ended December 31, 2000                             15

              Notes to the Consolidated Financial Statements          16-24

              Report of Independent Accountants                         12

              Financial Highlights                                       7

              Selected Financial Data                                    7

              Management's Discussion and Analysis                     8-11

* Incorporated by reference from the indicated pages of the 2000 Annual Report.



         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

         (c)  Exhibits.
              --------
              (3) Certificate of Incorporation and By-Laws of Birmingham Utilities, Inc. Incorporated herein by reference to Exhibit 3 of Birmingham Utilities, Inc.'s Annual report on Form 10K for the period ended December 31, 1994.
              (4) Instruments Defining Rights of Security Holders

              (4.1) Amended and Restated Mortgage Indenture by and between The Ansonia Derby Water Company and The Connecticut National Bank as Trustee, dated as of August 9, 1991. Incorporated herein by reference to Exhibit (4.1) of the Annual Report on Form 10-K of Birmingham Utilities, Inc., for the period ended December 31, 1999.

              (4.2) Commercial Loan Agreement by and between Birmingham Utilities, Inc. and Citizens Bank, dated July 28, 2000.

              (4.3) Birmingham Utilities, Inc. Dividend Reinvestment Plan, adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit 4 (iii) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

              (10) Material Contracts

              (10.1) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated January 18, 1984 for the sale of water by the Authority to the Company and subsequent amendment dated December 29, 1988. Incorporated herein by reference to Exhibit (10.1) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1999.

              (10.2) Agreement to Purchase Water by and between The Ansonia Derby Water Company and South Central Connecticut Regional Water Authority dated November 30, 1984 for the sale by the Authority to the company of water and for the construction of the pipeline and pumping and storage facilities in connection therewith by the Authority at the expense primarily of the Company and Bridgeport Hydraulic Company. Incorporated herein by reference to Exhibit (10.2) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1996.

              (10.3) Employment Agreement between Birmingham Utilities, Inc. and John S. Tomac dated October 1, 1998. Incorporated herein by reference to Exhibit (10.3) of the Annual Report on Form 10-K of Birmingham Utilities, Inc. for the period ended December 31, 1998.

              (10.4) Birmingham Utilities, Inc. 1994 Stock Incentive Plan adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit (10.9) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

              (10.5) Birmingham Utilities, Inc. Stock Option plan for Non-Employee Directors adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit (10.10) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

              (10.6) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and The Trust for Public Land, ("TPL"), dated September 16, 1999 for the sale by the Company to TPL of approximately 570 acres of unimproved land in Ansonia and Seymour, Connecticut. Incorporated herein by reference to Exhibit
(10)(a) of the Quarterly Report on Form 10-Q of Birmingham Utilities, Inc. for the period ended September 30, 1999.

              (10.7) Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and Toll Brothers, Inc. ("Toll Bros.") dated March 21, 2000 for the sale by the Company to Toll Bros. of approximately 322 acres of unimproved land in Seymour, Connecticut. Incorporated herein by reference to Exhibit (6)(c) of the Quarterly Report on Form 10-Q of Birmingham Utilities, Inc. For the period ended March 31, 2000.

              (10.8) First Amendment of the Purchase and Sale Agreement by and between Birmingham Utilities, Inc. and TPL, dated December 31, 2000, to extend the Closing date set forth in Paragraph 4 of the Agreement from December 31, 2000 to March 31, 2001.

              (10.9) Birmingham Utilities, Inc. 2000 Stock Option Plan.

              (23) Consent of Auditors.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant) BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     ---------------------
     Betsy Henley-Cohn
     Chairwoman of the Board
    (Chief Executive Officer)



BY:  /s/ John S. Tomac
     -----------------
     John S. Tomac
     President and Treasurer
    (Chief Financial Officer)





Date: March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael J. Adanti                     /s/ Themis Klarides
------------------------                  ------------------------
Michael J. Adanti, Director               Themis Klarides, Director
Date: March 14, 2001                      Date: March 15, 2001



/s/ Mary Jane Burt                        /s/ Aldore J. Rivers
------------------------                  ------------------------
Mary Jane Burt, Director                  Aldore J. Rivers, Director
Date: March 14, 2001                      Date: March 14, 2001



/s/ James E. Cohen                        /s/ B. Lance Sauerteig
------------------------                  ------------------------
James E. Cohen, Director                  B. Lance Sauerteig, Director
Date: March 19, 2001                      Date: March 14, 2001



/s/ Betsy Henley-Cohn                     /s/ Kenneth E. Schaible
------------------------                  ------------------------
Betsy Henley-Cohn, Chairwoman             Kenneth E. Schaible, Director
Board of Directors                        Date: March 15, 2001
Date: March 14,2001



/s/ Alvaro da Silva                       /s/ John S. Tomac
------------------------                  ------------------------
Alvaro da Silva, Director                 John S. Tomac, Director,
Date: March 14, 2001                      President & Treasurer
                                          Date: March 14, 2001

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


Item No.                                                                Page No.
--------                                                                --------


 4.2     $5,000,000.00 Commercial Loan Agreement between Birmingham
         Utilities, Inc. and Citizens Bank of Connecticut.               11-33


 10.8    First Amendment of the Purchase and Sale Agreement by and
         between Birmingham Utilities, Inc. and TPL, dated December
         31, 2000, to extend the Closing date set forth in
         Paragraph 4 of the Agreement from December 31, 2000 to
         March 31, 2001.                                                   34


 10.9    Birmingham Utilities, Inc. 2000 Stock Option Plan               35-45


 23      Consent of Dworken, Hillman, LaMorte & Sterczala, P.C.            46