Form 10-Q
period 2001-03-31
BIRMINGHAM UTILITIES INC
filed 2001-05-08
CIK 6694

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2001

                          COMMISSION FILE NUMBER 0-6028



                           BIRMINGHAM UTILITIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         CONNECTICUT                                           06-0878647
         -----------                                           ----------
  (State of Incorporation)                               (IRS Employer I.D. No.)

230 BEAVER STREET, ANSONIA, CT                                    06401
------------------------------                                    -----
(Address of principal executive office)                         (Zip Code)


       Registrant's Telephone Number, Including Area Code: (203) 735-1888
                                                           --------------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                                 NO
             -------                                  -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                   Outstanding at May 1, 2001
-------------------------------------                 --------------------------
     COMMON STOCK, NO PAR VALUE                               1,624,298


================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

                           BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                   2001                2000
                                                ----------          ----------

Operating Revenue                               $1,092,352          $1,063,515
                                                ----------          ----------
Operating Expenses:
   Operating Expenses                              615,983             627,328
   Maintenance Expenses                             69,597              71,498
   Depreciation                                    130,002             131,250
   Taxes Other Than Income Taxes                    86,226              84,324
   Taxes on Income                                  16,760              14,202
                                                ----------          ----------
Total Operating Expense                            918,568             928,602
                                                ----------          ----------

Utility Operating Income                           173,784             134,913

Amortization of Prior Years'
   Deferred Income on Land Dispositions
   (Net of income taxes of $ 9,607
   in 2001 and $27,123 in 2000)                     16,131              46,137

Other income, net (See Note 4)                      33,151              22,288
                                                ----------          ----------

Income before interest expense                     223,066             203,338

Interest and Amortization of Debt Discount         142,196             117,885
Income from dispositions of land                      -0-                  -0-
                                                ----------          ----------

Net income                                         $80,870             $85,453

Retained earnings, beginning                     5,435,602           5,511,802
Dividends                                          235,839             198,953
                                                ----------          ----------

Retained earnings, ending                       $5,280,633          $5,398,302
                                                ==========          ==========
Earnings per share - basic                            $.05                $.05
                                                ==========          ==========
Earnings per share - diluted                          $.05                $.05
                                                ==========          ==========
Dividends per share                                  $.145               $.125
                                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS

                                              (Unaudited)
                                               March 31,              Dec. 31,
ASSETS:                                           2001                  2000
-------                                       -----------           -----------

Utility Plant                                 $24,556,422           $24,302,917
Accumulated depreciation                       (7,091,482)           (6,985,983)
                                              -----------           -----------
Net Utility Plant                              17,464,940            17,316,934
                                              -----------           -----------

Current Assets:
     Cash and cash equivalent                      29,999                41,477
     Accounts receivable, net of
      allowance for doubtful accounts             458,644               447,945
     Accrued utility revenue                      417,493               445,141
     Materials & supplies                         124,964                84,082
     Prepayments                                   96,184                26,972
                                              -----------           -----------
              Total current assets              1,127,284             1,045,617
                                              -----------           -----------

Deferred Charges                                  787,487               728,432
Unamortized debt expense                          137,064               141,125
Income taxes recoverable                          359,042               359,042
Other assets                                      361,856               366,924
                                              -----------           -----------
                                                1,645,449             1,595,523
                                              -----------           -----------
                                              $20,237,673           $19,958,074
                                              ===========           ===========

STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------

Stockholders' Equity:
     Common Stock, no par value, authorized
     2,000,000 shares; issued and outstanding
     3/31/01- 1,624,298 shares; 12/31/00-
     1,623,071                                 $2,858,774            $2,841,759
     Retained earnings                          5,280,633             5,435,602
                                              -----------           -----------
                                                8,139,407             8,277,361
                                              -----------           -----------

Long-term debt                                  4,230,000             4,230,000
                                              -----------           -----------

Current Liabilities:
     Current portion of long term debt             94,000                94,000
     Note Payable                               2,781,714             2,236,714
     Accounts payable and accrued liabilities     520,771               628,411
                                              -----------           -----------
              Total current liabilities         3,396,485             2,959,125
                                              -----------           -----------

Customers' advances for construction            1,192,057             1,192,057
Contributions in aid of construction            1,195,934             1,195,934
Regulatory liability-income taxes refundable      157,210               157,210
Deferred income taxes                           1,735,178             1,729,248
Deferred income on disposition of land            191,402               217,139
                                              -----------           -----------
                                                4,471,781             4,491,588
                                              -----------           -----------
                                              $20,237,673           $19,958,074
                                              ===========           ===========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                                2001            2000
                                                            -----------     -----------
Cash Flows From Operating Activities
     Net Income                                                 $80,870         $85,453
                                                            -----------     -----------
Adjustments to reconcile net income to net
  cash used in operating activities:
Depreciation and amortization                                   143,061         145,126
Amortization of deferred income, net of tax                     (16,131)        (46,137)
     Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                  16,950          37,610
Materials and supplies                                          (40,882)        (18,589)
Prepayments                                                     (69,461)        (22,623)
Accounts payable and accrued expenses                          (128,077)       (212,946)
Deferred income taxes                                            (3,675)         (3,675)
                                                            -----------     -----------
Total Adjustments                                               (98,215)       (121,234)
                                                            -----------     -----------

Net cash flows used in operating activities                     (17,345)        (35,781)
                                                            -----------     -----------
Cash flows from investing activities:
     Net construction expenditures                             (292,109)        (81,023)
     Other assets and deferred charges, net                     (29,218)         12,760
                                                            -----------     -----------
Net Cash flows used in
     investing activities                                      (321,327)        (68,263)
                                                            -----------     -----------
Cash flows from financing activities:
     Increase in current note payable                           545,000         295,000
     Dividends paid - net                                      (218,055)       (184,202)
                                                            -----------     -----------
Net Cash flows provided by
     financing activities:                                      326,945         110,798
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents            (11,727)          6,754
Cash and cash equivalents, beginning                             41,726          44,471
                                                            -----------     -----------
Cash and cash equivalents, ending                               $29,999         $51,225
                                                            ===========     ===========

Supplemental disclosure of cash flow information:
     Cash paid for
        Interest                                               $248,680        $220,295
        Income Taxes                                               --           $94,000

Supplemental disclosure of non-cash flow information: The Company receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by the Company.

              Gross Plant, additions                           $292,109         $96,983
              Customers' advances for construction                 --            15,960
                                                            -----------     -----------
              Capital expenditures, net                        $292,109         $81,023
                                                            ===========     ===========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Birmingham Utilities, Inc. is a specially chartered public service corporation in the business of collecting and distributing water for domestic, commercial and industrial uses and fire protection. The Company provides water to Ansonia and Derby, Connecticut and in small parts of the contiguous Town of Seymour, with an aggregate population of approximately 31,000 people.

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

NOTE 1  - QUARTERLY FINANCIAL DATA
----------------------------------

     The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet for the period ending December 31, 2000, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended March 31, 2001 and March 31, 2000 would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED

     The following table summarizes the number of common shares used in the calculation of earnings per share.
                                                    Three Months Ended
                                                  3/31/01         3/31/00
                                                 ---------       ---------
Weighted average shares outstanding
 for earnings per share, basic                   1,623,071       1,586,067

Incremental shares from assumed
 conversion of stock options                        30,755          64,555
                                                 ---------       ---------
Weighted average shares outstanding
 for earnings per share, diluted                 1,653,826       1,650,622
                                                 =========       =========

NOTE 3 - LAND SALES
-------------------

     On March 21, 2000, the Company executed a Purchase and Sale Agreement with Toll Brothers, Inc. ("Toll Bros.") for the sale by the Company and purchase by Toll Bros. of 322 acres of unimproved property in the Town of Seymour, Connecticut. The property consists of two parcels of 245 acres and 77 acres. The purchase price of the parcels is $3,294,000 and $1,026,000, respectively. An application for approval was filed with the DPUC on July 14, 2000 and final approval for the sale was given on November 8, 2000 for a sale price of no less than $4,270,000 for both parcels.

     On February 13, 2001, the Connecticut Department of Environmental Protection ("DEP") notified the Company and the DPUC of the DEP's intent to acquire the 322 acres in accordance with Section 16-50d of the Connecticut General Statutes. The purchase price of the property will be $4,338,000, matching the purchase price of Toll Bros., which exceeded the minimum price set by the DPUC. The Company did ask the DPUC to reopen Docket 00-07-15, to review the DEP's request under Section 16-50d to determine the legal rights, duties and privileges of the DEP and Toll Bros. The DPUC did reopen Docket 00-07-15 and hearings on this matter will take place in May 2001. Provided the DPUC approves this transaction, a closing before the end of August 2001 is expected.

     On September 13, 1999, the Company executed two purchase and sale agreements with The Trust for Public Land, Inc., ("TPL") for the sale by the Company and purchase by TPL of 570 and 42.5 acres of unimproved property in the City of Ansonia and the Towns of Seymour and Woodbridge, CT, subject to TPL's arranging for the availability of public financing for the purchases. The purchase price of the parcels is $6,050,000 and $200,000, respectively. The DPUC approved these transactions on March 1, 2000. On October 4, 2000, the Company sold the 42.5-acre parcel to the City of Ansonia for $200,000. The total gain on the sale amounted to $145,216, of which $12,318 was deferred and will be recognized over a 3-year period as approved by the DPUC.

     On February 16, 2001, the DEP notified the Company that it would purchase the 570-acre parcel for $5,250,000. As part of the transaction, the City of Ansonia will contribute an additional $250,000 toward the purchase price. The Company will ask the DPUC to reopen Docket 99-11-05 to approve the new purchase price of $5,500,000 and a change in the order of transfer, eliminating TPL as an intermediate owner between the Company and the DEP. The Company does not believe the reduction in the sales price will materially affect the transaction, principally due to the availability of additional tax credits and a reduction in the service fee associated with the sale. The closing of this transaction is expected to take place before August 31, 2001.

NOTE 4 - OTHER
--------------

     On April 18, 2001, the company sold a small parcel of property, approximately one quarter of an acre, in Ansonia CT to Giaimo Associates for $30,000. The net gain on this transaction will approximate $20,000. The DPUC did not approve this transaction, as the sales price was less than the required $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10K for the year ended December 31, 2000, should be read in conjunction with the discussion below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended March 31, 2001 and 2000, the Company's additions to utility plant, net of customer advances, cost $292,109 and $81,023, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

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

     The DPUC approved this transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaced the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. Borrowings of $2,871,714 were outstanding on the revolving line of credit on March 31, 2001.

     The Company's 2001 Capital Budget of $1,820,000 is two-tiered. The first tier, which consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $600,000 in 2001, and is expected to be financed primarily with internally generated funds.

     The second tier of the 2001 Capital Budget consists of replacements and betterments, which are part of the Company's Long Term Capital Improvement Program, and includes $1,220,000 of budgeted plant additions. Plant additions from this part of the 2001 budget will require use of the Company's line of credit and the proceeds from expected land sales. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2001.

     As of March 31, 2001, the Company has approximately 960 acres of excess land available for sale, all of which is currently under contract, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,200,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC. All sales of excess land are expected to close by August 31, 2001. (See Note 3 to Financial Statements).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.
-------------------------------------------------------------------------

     Net income for the three months ended March 31, 2001 was $80,870 compared with $85,453 for the same 2000 period. Increased interest expense and a reduction in the amortization of prior year land sales offset increased operating revenues and lower operating and maintenance expenses.

OPERATING REVENUES
------------------

     Operating revenues for the first three months of 2001 of $1,092,352 are $28,837 higher than operating revenues of $1,063,515, for the first three months of 2000. Increased water consumption in 2001 from all classes of customers accounts for this increase.

OPERATING AND MAINTENANCE EXPENSES
----------------------------------

     Operating and Maintenance Expenses for the first three months of 2001 are $13,246 below the comparable 2000 period. Lower purchased water costs and a reduction in pumping maintenance costs principally account for this variance.

DEPRECIATION EXPENSE
--------------------

     Depreciation expense for the first three months of 2001 is $1,248 lower than comparable 2000 period due to a slight overaccrual in 2000.

TAXES OTHER THAN INCOME TAXES
-----------------------------

     Taxes Other Than Income Taxes for the three-month period ended March 31, 2001 is $1,902 higher than the comparable 2000 period. Increased payroll taxes in 2001 as a result of higher wages and an increase in municipal property taxes, as a result of new property additions, accounts for this increase.

OTHER INCOME
------------

     Other Income for the first three months of 2001 is $10,863 greater than the comparable 2000 period. Increased AFUDC and higher income from the Company's managed system account for this increase.

LAND DISPOSITIONS

     When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

     The statement of income will reflect income from the disposition of Land (net of taxes) if land sales do occur. Since there were no land sales in the first quarters of 2001 and 2000, the statement of income reflects zero in both years. If land sales occur, the stockholders' immediate share of income will be booked in the year of the sale based on a formula approved by the DPUC.

     Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $16,131 and $46,137 for the three months ended March 31, 2001 and 2000, respectively.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

                           PART II. OTHER INFORMATION
                           --------------------------




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits - None

(b)      Report on Form 8-K.  None filed during the first quarter of 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BIRMINGHAM UTILITIES, INC.
                                    --------------------------
                                    Registrant
Date:  May 3, 2001
       -----------

                                    /s/ John S. Tomac
                                    -------------------------------------
                                    John S. Tomac, President
                                    (Duly Authorized signatory and
                                    Principal Financial Officer)