Form 10-Q
period 2001-06-30
BIRMINGHAM UTILITIES INC
filed 2001-08-13
CIK 6694

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR QUARTER ENDED JUNE 30, 2001 COMMISSION FILE NUMBER 0-6028


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


  -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

         NO                                    YES      X
              -------                                -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at July 31, 2001
-----------------------------                ------------------------------
  COMMON STOCK, NO PAR VALUE                           1,626,166

================================================================================

                          PART I. FINANCIAL INFORMATION
                         -------------------------------

ITEM 1   FINANCIAL STATEMENTS


                           BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                    UNAUDITED
                                    ---------

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                           June 30,
                                              2001              2000             2001              2000
                                              ----              ----             ----              ----
Operating Revenue                          $1,151,768        $1,191,390       $2,244,120        $2,254,903
                                           ----------        ----------       ----------        ----------

Operating Expenses:
  Operating Expenses                          651,186           614,080        1,267,169         1,241,408
  Maintenance Expense                          46,512            43,610          116,109           115,108
  Depreciation                                130,002           131,251          260,004           262,500
  Taxes Other Than Income Taxes                84,720            80,423          170,946           164,748
  Taxes on Income                              52,761            54,961           69,521            69,163
                                           ----------        ----------       ----------        ----------
Total Operating Expense                       965,181           922,325        1,883,749         1,852,927
                                           ----------        ----------       ----------        ----------

Utility Operating Income                      186,587           267,064          360,371           401,976
Amortization of Prior Years'
  Deferred Income on Land Dispositions

  (Net of income taxes)                        16,131            46,137           32,262            92,274

Other Income, net                              11,571             9,538           44,722            31,826
                                           ----------        ----------       ----------        ----------

Income before interest expense                214,289           322,739          437,355           526,076

Interest and Amortization of Debt Discount    147,882           124,565          290,078           242,451
Income from dispositions of land (net of
  income taxes)                             3,051,258                 -        3,051,258                 -
                                           ----------        ----------       ----------        ----------

Net income                                 $3,117,665        $  198,174       $3,198,535        $  283,625

Retained earnings, beginning               $5,280,633        $5,398,299       $5,435,602        $5,511,799
Dividends                                     235,521           200,119          471,360           399,070

Retained earnings, ending                  $8,162,777        $5,396,354       $8,162,777        $5,396,354
                                           ==========        ==========       ==========        ==========

Earnings per share - basic                 $     1.92        $      .12       $     1.97        $      .18
                                           ==========        ==========       ==========        ==========
Earnings per share - diluted               $     1.88        $      .12       $     1.93        $      .17
                                           ==========        ==========       ==========        ==========
Dividends per share                        $     .145        $     .125       $      .29        $      .25
                                           ==========        ==========       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS

                                                  (Unaudited)
                                                     June 30,        Dec. 31,
                                                         2001            2000
                                                  -----------      -----------
ASSETS:
-------
Utility Plant                                     $ 24,583,220     $ 24,302,917
Accumulated depreciation                            (7,210,217       (6,985,983)
                                                  ------------     ------------
Net Utility Plant                                   17,373,003       17,316,934
                                                  ------------     ------------
Current Assets:
     Cash and cash equivalent                        2,264,842           41,477
     Accounts receivable, net of
      allowance for doubtful accounts                  409,923          447,945
     Accrued utility revenue                           463,885          445,141
     Materials & supplies                              127,888           84,082
        Prepayments                                     93,794           26,972
                                                  ------------     ------------
              Total current assets                   3,360,332        1,045,617
                                                  ------------     ------------
Deferred Charges                                       502,280          728,432
Unamortized debt expense                               133,001          141,125
Income taxes recoverable                               359,042          359,042
Other assets                                           341,046          366,924
                                                  ------------     ------------
                                                     1,335,369        1,595,523

                                                  $ 22,068,704     $ 19,958,074
                                                  ============     ============
STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
     Common Stock, no par value, authorized
     2,000,000 shares; issued and outstanding
     6/30/01-1,626,166 shares;
     12/31/00-1,623,071                           $  2,887,285     $  2,841,759
     Retained earnings                               8,162,777        5,435,602
                                                  ------------     ------------
                                                    11,050,062        8,277,361
                                                  ------------     ------------
Long-term debt                                       4,230,000        4,230,000
                                                  ------------     ------------
Current Liabilities:
     Current portion of long-term debt                  94,000           94,000
     Note Payable                                          -0-        2,236,714
     Accounts payable and accrued  liabilities       2,229,928          628,411
                                                  ------------     ------------
              Total current liabilities              2,323,928        2,959,125
                                                  ------------     ------------

Customers' advances for construction                 1,185,880        1,192,057
Contributions in aid of construction                 1,195,934        1,195,934
Regulatory liability-income taxes refundable           157,210          157,210
Deferred income taxes                                1,347,238        1,729,248
Deferred income on disposition of land                 578,452          217,139
                                                  ------------     ------------
                                                     4,464,714        4,491,588
                                                  ------------     ------------
                                                  $ 22,068,704     $ 19,958,074
                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended June 30,
Cash Flows From Operating Activities                                2001             2000
                                                                 -----------      -----------
     Net Income                                                  $ 3,198,535      $   283,625
                                                                 -----------      -----------
Adjustments to reconcile net income to
     net cash provided by operating activities:

Income from land dispositions                                     (3,051,258)            --
Depreciation and amortization                                        286,870          290,260
Amortization of deferred income, net of tax                          (32,262)         (92,274)
Deferred income taxes                                             (1,689,484)          (7,350)
     Increases and decreases in assets and liabilities:

Accounts receivable and accrued utility revenue                       19,278          (44,099)
Materials and supplies                                               (43,806)         (32,936)
Prepayments                                                          (66,822)         (17,629)
Accounts payable and accrued expenses                              1,601,517           (4,616)
                                                                 -----------      -----------
Total Adjustments                                                 (2,975,967)          91,356
                                                                 -----------      -----------
Net cash flows provided by operating activities                      222,568          374,981
                                                                 -----------      -----------
Cash flows from investing activities:

     Proceeds from land dispositions                               5,530,000             --
     Net construction expenditures                                  (748,736)        (834,380)
     Sales of utility plant                                           14,100             --
     Customer refunds                                                 (6,177)            --
     Other assets and deferred charges, net                         (125,832)         (47,351)
                                                                 -----------      -----------
Net Cash flows provided by (used in)
     investing activities                                          4,663,355         (881,731)
                                                                 -----------      -----------
Cash flows from financing activities:

     Increase (decrease) in note payable                          (2,236,714)       1,080,000
     Dividends paid - net                                           (425,844)        (368,594)
                                                                 -----------      -----------
Net Cash flows provided by (used in)
     financing activities:                                        (2,662,558)         711,406
                                                                 -----------      -----------
Net increase in cash & cash equivalents                            2,223,365          204,656

Cash and cash equivalents, beginning                                  41,477           44,471
                                                                 -----------      -----------
Cash, and cash equivalents, ending                               $ 2,264,842      $   249,127
                                                                 ===========      ===========
Supplemental disclosure of cash flow information:

     Cash paid for
        Interest                                                 $   288,293      $   234,328
        Income Taxes                                             $    26,000      $   153,195

Supplemental disclosure of non-cash flow information:
     The Company receives contributions of plant from builders and developers. These contributions of plant are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures by the Company

              Gross Plant, additions                             $   748,736      $   861,550
              Customers' advances for construction                      --            (27,170)
                                                                 -----------      -----------
              Capital expenditures, net                          $   748,736      $   834,380
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

         The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the six months ended June 30, 2001 and June 30, 2000 would not necessarily accurately forecast the annual results of each year.

NOTE  2 - CALCULATION OF WEIGHTED AVERAGE SHARES
------------------------------------------------
          OUTSTANDING-DILUTED
          -------------------

         The following table summarizes the number of common shares used in the calculation of earnings per share.

                                            Three Months Ended              Six Months Ended
                                         6/30/01         6/30/00        6/30/01        6/30/00
                                        ---------       ---------      ---------      ---------
Weighted average shares outstanding
 for earnings per share, basic          1,624,297       1,596,832      1,623,684      1,591,449
Incremental shares from assumed
 conversion of stock options               33,413          46,464         32,084         55,510
                                        ---------       ---------      ---------      ---------
Weighted average shares outstanding
 for earnings per share, diluted        1,657,710       1,643,296      1,655,768      1,646,959
                                        =========       =========      =========      =========

NOTE 3 - LAND SALES
-------------------

         On June 28, 2001, the Company sold 570 acres of unimproved land in Ansonia and Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection for 5,250,000. An additional $250,000 was contributed by the City of Ansonia for a total selling price of $5,500.00. This land was sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $3,350,000 of which $315,698 was deferred and will be recognized over a 3 year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $571,300 of which $402,000 will be carried forward to reduce the Company's tax liability in subsequent years. The $571,300 tax deduction is comprised of contribution deductions and state tax credits of $2,316,600 offset by a valuation allowance of $1,745,300.

         On April 18, 2001, the Company sold a small parcel of property, approximately one quarter of an acre, in Ansonia, CT to Giaimo Associates for $30,000. The net gain on this transaction amounted to $16,956. The DPUC did not approve this transaction, as the sales price was less than the required $50,000.

         On October 4, 2000, the Company sold the 42.5 acre parcel to the City of Ansonia for $200,000. The total gain on the sale amounted to $145,216, of which $12,318 was deferred and will be recognized over a 3 year period as approved by the DPUC.

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

         On February 13, 2001, the Connecticut Department of Environmental Protection ("DEP") notified the Company and the DPUC of the DEP's intent to acquire the 322 acres in accordance with Section 16-50d of the Connecticut General Statutes. The purchase price of the property will be $4,338,000, matching the purchase price of Toll Bros., which exceeded the minimum price set by the DPUC. The Company did ask the DPUC to reopen Docket 00-07-15, to review the DEP's request under Section 16-50d to determine the legal rights, duties and privileges of the DEP and Toll Bros. On June 27, 2001 the DPUC did approve the DEP's request under Section 16-50d to purchase the property for $4,338,000.

         On June 19, 2001 Toll Bros. filed an action in the Superior Court of the State of Connecticut, Judicial District of Ansonia/Milford at Milford, seeking to enjoin the closing of the sale from the Company to DEP, asserting, INTER ALIA, that Section 16-50d allows for an unconstitutional taking of its contractual right to the property. On July 20, 2001 the Superior Court issued a decision denying Toll Bros.' claim for temporary injunctive relief. On August 3, 2001 Toll Bros. applied to the Connecticut Supreme Court for emergency certification to appeal the trial court's decision regarding its constitutional claim.

         On July 25, 2001 Toll Bros. served the Company with an administrative appeal to the Superior Court of the State of Connecticut, Judicial District of New Britain at New Britain, resulting from the DPUC's June 27, 2001 decision.

On August 10, 2001 the Supreme Court denied Toll Bros. emergency certification. The Company anticipates closing on the sale of the property to DEP shortly, subject to conditions protecting DEP in the event of a subsequent judicial ruling unwinding the sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

         Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 2000, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

         Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended June 30, 2001 and 2000, the Company's additions to utility plant, net of customer advances, cost $748,736 and $834,380, respectively. (See Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

         The Company has outstanding $4,230,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

         The Company also maintains a $5,000,000 two-year, unsecured revolving line of credit. During the revolving period, the company can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or the Prime plus 0%. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity.

         The DPUC approved this transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaces the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. There were no borrowings outstanding on the revolving line of credit on June 30, 2001.

         The Company's 2001 Capital Budget of $1,820,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $600,000 in 2001, and is expected to be financed primarily with internally generated funds.

         The second tier of the 2001 Capital Budget consists of replacements and betterments, which are part of the Company's Long Term Capital Improvement Program, and includes $1,220,000 of budgeted plant additions. Plant additions from this part of the 2001 budget will require use of the Company's line of credit and the proceeds from expected land sales.

         As of June 30, 2001, the Company has approximately 350 acres of excess land available for sale, all of which is currently under contract, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that by selling these excess lands and the 570 acre parcel sold in June of 2001, it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,200,000. Such land dispositions are subject to approval by the DPUC. Proceeds from the sale of land are recorded as revenue to close by August 31, 2001.

at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC. All sales of excess land are expected

Results of Operations for the six months ended and three months ended
----------------------------------------------------------------------
June 30, 2001 and 2000
----------------------

Net Income
----------

         Net income for the six months ended June 30, 2000 was $3,198,535 compared with $283,625 for the same 2000 period. Increased land sale income which contributed $3,051,258 to the company's bottom line accounts for this increase. There were no land sales in 2000. Operating income for the six months ended June 30, 2001 has declined from the comparable 2000 period. Increased interest charges and a decline in the amortization of prior year land sales accounts for the variance. Net income for the three months ended June 30, 2001 was $3,117,665 compared with $198,174 for the comparable 2000 period. Land sales which took place in the second quarter of 2001 have accounted for this significant increase. Operating income for the second quarter of 2001 is below the comparable 2000 period due to decreased revenues, increased interest charges, higher operating expenses and a decline in the amortization of prior year land sales.

Operating Revenues
------------------

         Operating revenues for the first six months of 2001 of $2,244,120 are $10,783 below the comparable 2000 period. Decreased consumption principally during the second quarter of 2001 for industrial usage accounts for this decline. Operating revenues for the three month period ending June 30, 2001 are $39,622 below the comparable 2000 quarter. Lower industrial consumption principally accounts for this decline.

Operating and Maintenance Expenses
----------------------------------

         Operating and Maintenance expenses for the first six months of 2001 of $1,383,278 are $26,762 higher than operating and maintenance expenses of $1,356,516 recorded in the first six months of 2000. Increased fringe benefit costs relating to health insurance expense, 401K costs and worker compensation insurance principally account for this increase. Increases in these expenses are also causing operating and maintenance expenses for the three month period ending June 30, 2001 to exceed the comparable 2000 period.

Depreciation Expense
--------------------

         Depreciation expense for the first six months of 2001 and for the three month period ending June 30, 2001 are $2,496 and $1,249, respectively lower than the comparable 2000 periods due to the timing and nature of new plant additions in 2000.

Taxes Other Than Income Taxes
-----------------------------

         Taxes other than income taxes for the six month period ending June 30, 2001 are $6,198 higher than the comparable 2000 period. Increased payroll taxes and property taxes account for this increase. Taxes other than income taxes for the three month period ending June 30, 2001 are $4,297 higher than the comparable 2000 period. Increased payroll taxes and property taxes also account for this variance.

Other Income
------------

         Other income for the first six months of 2001 is $12,896 higher than the comparable period in 2000. Increased AFUDC accounts for the increase. Other income for the three month period ending June 30, 2001 is $2,033 higher than the second quarter of 2000. Increased AFUDC is largely offset by a reduction in operating income from the company's managed system.

Land Dispositions
-----------------

         When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

         The statement of income reflects income from the disposition of Land (net of taxes) of $3,051,258 for the six months ended June 30, 2001. That amount represents the sale of 570 acres in Ansonia and in Seymour, CT on June 28, 2001 and .25 acres in Ansonia on April 18, 2001.

         That amount represents the stockholders immediate share of income from the land sales. The net gain on both sales totaled $3,366,956 including the deferred portion. The DPUC's March 1, 2000 decision approving the 570 acre sale provided for a three year amortization period as 100% of this parcel will be dedicated as open space. The total gain on the .25 acre sale amounted to $16,956. The DPUC did not approve this sale as the sale price was less than $50,000. No portion of that sale was deferred.

         Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax was $32,262 and $92,274 for the six months ended June 30, 2001 and 2000, and $16,131 and $46,137, respectively, for the three month periods ending June 30, 2001 and 2000.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         During the first half of 2001, the only matters submitted to a vote of the holders of the Company's common stock, its only class of voting stock, were submitted at the Company's Annual Meeting of Shareholders held on May 9, 2001, as follows:

(a) Election of Directors - All nominees for Director were elected, as follows:

                                       Votes         % O/S            Votes
  Director                              For          Shares          Against
  --------                              ---          ------         ---------
Michael J. Adanti                   1,450,455          89%           19,936
Mary Jane Burt                      1,450,455          89%           19,936
James E. Cohen                      1,450,191          89%           20,200
Alvaro da Silva                     1,450,302          89%           20,088
Betsy Henley-Cohn                   1,450,191          89%           20,200
Themis Klarides                     1,448,630          89%           21,760
Aldore J. Rivers, Jr.               1,450,351          89%           20,040
B. Lance Sauerteig                  1,450,191          89%           20,200
Kenneth E. Schaible                 1,450,191          89%           20,200
John S. Tomac                       1,450,455          89%           19,936

(b)      Approval of Stock Option Plan for Non-Employee Directors, as follows:

         A motion was made, seconded and so voted to adopt the 2000 Option Plan for Non-Employee Directors. Total votes cast were 1,470,392, representing 90.63% of all outstanding shares. 1,383,711, representing 85% of all outstanding shares, were cast in favor of the adoption of the 2000 Stock Option Plan.

(c )     Approval of Auditors as follows:

         A motion was made, seconded and so voted to appoint Dworken, Hillman, LaMorte & Sterczala, P.C. as independent auditors for the Company for 2001. Total votes cast were 1,470,392, representing 90.63% of all outstanding shares. 1,451,116, representing 89% of all outstanding shares, were cast in favor of the appointment of Dworken, Hillman, LaMorte & Sterczala, P.C.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIRMINGHAM UTILITIES, INC.
                                                  --------------------------
                                                  Registrant

Date:     August    , 2001
          ----------------

                                                  /s/ John S. Tomac
                                                  -----------------------
                                                  John S. Tomac, President