Form 10-Q
period 2001-09-30
BIRMINGHAM UTILITIES INC
filed 2001-11-05
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                          COMMISSION FILE NUMBER 0-6028


                           BIRMINGHAM UTILITIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            CONNECTICUT                                06-0878647
            -----------                                ----------
     (STATE OF INCORPORATION)                  (I.R.S. IDENTIFICATION NO.)

230 BEAVER STREET, ANSONIA, CT                                         06401
------------------------------                                         -----
(Address of principal executive office)                             (Zip Code)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                      NO
                 ---                         ---


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at Nov.1, 2001
     --------------------------               --------------------------
     COMMON STOCK, NO PAR VALUE                       1,632,880

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                           BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                    UNAUDITED
                                    ---------

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------
Operating Revenue                              $ 1,236,859     $ 1,154,036     $ 3,480,979     $ 3,408,939
                                               -----------     -----------     -----------     -----------
Operating Expenses:
  Operating Expenses                               629,948         598,689       1,897,117       1,840,097
  Maintenance Expense                               41,979          46,208         158,088         161,316
  Depreciation                                     130,002         131,250         390,006         393,750
  Taxes Other Than Income Taxes                     78,982          94,139         249,928         258,887
Taxes on Income                                     61,151          49,066         130,672         118,229
                                               -----------     -----------     -----------     -----------
Total Operating Expense                            942,062         919,352       2,825,811       2,772,279
                                               -----------     -----------     -----------     -----------

Utility Operating Income                           294,797         234,684         655,168         636,660
Amortization of Prior Years'
  Deferred Income on Land Dispositions
  (Net of income taxes)                             16,131          46,137          48,393         138,411

Other Income, net                                   62,799          25,005         107,521          56,831
                                               -----------     -----------     -----------     -----------

Income before interest expense                     373,727         305,826         811,082         831,902

Interest and Amortization of Debt Discount         107,361         140,207         397,439         382,658
Income from dispositions of land (net of
  income taxes)                                  2,082,121            --         5,133,379            --
                                               -----------     -----------     -----------     -----------
Net income                                     $ 2,348,487     $   165,619     $ 5,547,022     $   449,244

Retained earnings, beginning                   $ 8,162,777     $ 5,396,354     $ 5,435,602     $ 5,511,802
Dividends                                          235,796         200,089         707,156         599,162
                                               -----------     -----------     -----------     -----------
Retained earnings, ending                      $10,275,468     $ 5,361,884     $10,275,468     $ 5,361,884
                                               ===========     ===========     ===========     ===========
Earnings per share - basic                     $      1.44     $       .10     $      3.41     $       .28
                                               ===========     ===========     ===========     ===========
Earnings per share - diluted                   $      1.41     $       .10     $      3.35     $       .27
                                               ===========     ===========     ===========     ===========
Dividends per share                            $      .145     $      .125     $      .435     $      .375
                                               ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS
                                 --------------

                                                               (Unaudited)
                                                              September 30,       Dec. 31,
                                                                  2001              2000
                                                              ------------      ------------
ASSETS:
-------
Utility Plant                                                 $ 24,911,700      $ 24,302,917
Accumulated depreciation                                        (7,340,365)       (6,985,983)
                                                              ------------      ------------
Net Utility Plant                                               17,571,335        17,316,934
                                                              ------------      ------------
Current Assets:
      Cash and cash equivalents                                  4,123,256            41,477
      Accounts receivable, net of
       allowance for doubtful accounts                             532,941           447,945
      Accrued utility revenue                                      463,698           445,141
      Materials & supplies                                         119,292            84,082
        Prepayments                                                 66,737            26,972
                                                              ------------      ------------
                  Total current assets                           5,305,924         1,045,617
                                                              ------------      ------------

Deferred Charges                                                    66,379           728,432
Unamortized debt expense                                           128,938           141,125
Income taxes recoverable                                           359,042           359,042
Other assets                                                       313,145           366,924
                                                              ------------      ------------
                                                                   867,504         1,595,523
                                                              ------------      ------------
                                                              $ 23,744,763      $ 19,958,074
                                                              ============      ============
               STOCKHOLDERS' EQUITY AND LIABILITIES
               ------------------------------------
Stockholders' Equity:
      Common Stock, no par value, authorized
      2,000,000 shares; issued and outstanding 9/30/01-
      1,628,055 shares; 12/31/00-1,623,071                    $  2,917,317      $  2,841,759
      Retained earnings                                         10,275,468         5,435,602
                                                              ------------      ------------
                                                                13,192,785         8,277,361
                                                              ------------      ------------

Long-term debt                                                   4,136,000         4,230,000
                                                              ------------      ------------
Current Liabilities:

      Current portion of long-term debt                             94,000            94,000
      Note Payable                                                    --           2,236,714
      Accounts payable and accrued  liabilities                  1,532,688           628,411
                                                              ------------      ------------
                  Total current liabilities                      1,626,688         2,959,125
                                                              ------------      ------------

Customers' advances for construction                             1,197,585         1,192,057
Contributions in aid of construction                             1,195,934         1,195,934
Regulatory liability-income taxes refundable                       157,210           157,210
Deferred income taxes                                            1,373,459         1,729,248
Deferred income on disposition of land                             865,102           217,139
                                                              ------------      ------------
                                                                 4,789,290         4,491,588
                                                              ------------      ------------

                                                              $ 23,744,763      $ 19,958,074
                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                       2001             2000
                                                                   -----------      -----------
Cash Flows From Operating Activities
      Net Income                                                   $ 5,547,022      $   449,244
                                                                   -----------      -----------
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
Income from land dispositions                                       (7,694,128)            --
Depreciation and amortization                                          430,304          435,386
Amortization of deferred income, net of tax                            (48,393)        (138,411)
Deferred income taxes                                                 (248,305)         (11,025)
                                                                   -----------      -----------
      Increases and decreases in assets and liabilities:
Accounts receivable and accrued utility revenue                       (103,553)        (107,100)
Materials and supplies                                                 (35,210)         (18,561)
Prepayments                                                            (39,765)          (3,138)
Accounts payable and accrued expenses                                  971,275           74,662
                                                                   -----------      -----------

Total Adjustments                                                   (6,767,775)         231,813
                                                                   -----------      -----------

Net cash flows provided by (used in) operating activities           (1,220,753)         681,057
                                                                   -----------      -----------
Cash flows from investing activities:
Proceeds from land dispositions                                      9,868,000             --
Net construction expenditures                                       (1,071,690)      (1,603,136)
Sales of utility plant                                                  14,245             --
Other assets and deferred charges, net                                (545,710)         (91,861)
                                                                   -----------      -----------
Net Cash flows provided by (used in)
      investing activities                                           8,264,845       (1,694,997)
                                                                   -----------      -----------
Cash flows from financing activities:
      Increase (decrease) in note payable                           (2,236,714)       1,896,715
      Decrease in long-term debt                                       (94,000)         (94,000)
      Dividends paid, net                                             (631,599)        (554,013)
                                                                   -----------      -----------
Net Cash flows provided by (used in)
      financing activities:                                         (2,962,313)       1,248,702
                                                                   -----------      -----------

Net increase in cash & cash equivalents                              4,081,779          234,762
Cash & cash equivalents, beginning                                      41,477           44,471
                                                                   -----------      -----------
Cash & cash equivalents, ending                                    $ 4,123,256      $   279,233
                                                                   ===========      ===========
Supplemental disclosure of cash flow information:
      Cash paid for
         Interest                                                  $   495,799      $   477,702
         Income Taxes                                                1,445,088          200,695
Supplemental disclosure of non-cash flow information:
      The Company receives contributions of plant from
      builders and developers. These contributions of plant
      are reported in utility plant and in customers' advances
      for construction. The contributions are deducted from
      construction expenditures by the Company
                  Gross Plant, additions                           $ 1,077,218      $ 1,630,306
                  Customers' advances for construction                  (5,528)         (27,170)
                                                                   -----------      -----------
                  Capital expenditures, net                        $ 1,071,690      $ 1,603,136
                                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

NOTE 1 - QUARTERLY FINANCIAL DATA
---------------------------------

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

            The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the nine months ended September 30, 2001 and September 30, 2000 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED
         ----------------------------------------------------------

            The following table summarizes the number of common shares used in the calculation of earnings per share.

                                                  Three Months Ended                    Nine Months Ended
                                              9/30/01            9/30/00            9/30/01            9/30/00
                                             ---------          ---------          ---------          ---------
Weighted average shares outstanding
 for earnings per share, basic               1,626,165          1,600,073          1,624,522          1,594,341

Incremental shares from assumed
 conversion of stock options                    34,118             43,833             32,774             51,781
                                             ---------          ---------          ---------          ---------
Weighted average shares outstanding
 for earnings per share, diluted             1,660,283          1,643,906          1,657,296          1,646,122
                                             =========          =========          =========          =========

NOTE 3 - LAND SALES
-------------------

            On August 17, 2001, the Company sold 322 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection ("DEP") for $4,338,000. The DEP exercised its right to purchase this property in accordance with Section 16-50d of the Connecticut General Statutes. Notification for this purchase was given to the Company by the DEP on February 13, 2001, subsequent to the DPUC decision approving a sale to Toll Brothers, Inc. ("Toll Bros.") for the same price. The funds from this sale were held in escrow until September 25, 2001 when Toll Bros. agreed to remove all legal actions it had filed in regard to its contractual rights and administrative appeals for this sale. The total gain on this sale amounted to $2,288,297, of which $206,176 was deferred and will be recognized over a 3-year period as approved by the DPUC.

            On June 28, 2001, the Company sold 570 acres of unimproved land in Ansonia and Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection for $5,250,000. An additional $250,000 was contributed by the City of Ansonia for a total selling price of $5,500,000. This land was sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $3,350,000, of which $315,698 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $571,300, of which $402,000 will be carried forward to reduce the Company's tax liability in subsequent years. The $571,300 tax deduction is comprised of contribution deductions and state tax credits of $2,316,600 offset by a valuation allowance of $1,745,300.

            On April 18, 2001, the Company sold a small parcel of property, approximately one quarter of an acre, in Ansonia, CT to Giaimo Associates for $30,000. The net gain on this transaction amounted to $16,956. The DPUC was not required to approve this transaction, as the sales price was less than the required threshold of $50,000.

            On October 4, 2000, the Company sold a 42.5 acre parcel to the City of Ansonia for $200,000. The total gain on the sale amounted to $145,216, of which $12,318 was deferred and will be recognized over a 3-year period as approved by the DPUC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

            Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10K for the year ended December 31, 2000, should be read in conjunction with the comments below.

CAPITAL RESOURCES AND LIQUIDITY

            Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the nine months ended September 30, 2001 and 2000 the Company's additions to utility plant, net of customer advances, cost $1,071,690 and $1,603,136, respectively. (See Statement of Cash Flows). These additions were financed primarily from external sources, namely, land sales and short-term borrowing.

            The Company has outstanding $4,136,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

            The Company also maintains a $5,000,000 unsecured revolving line of credit. During the revolving period, the Company can choose between variable rate options of 30,60, 90 or 180-day LIBOR plus 100 basis points or the Prime rate. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity on June 30, 2002.

            The DPUC approved this transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaces the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. There were no borrowings outstanding on the revolving line of credit on September 30, 2001.

            The Company's 2001 Capital Budget of $1,820,000 is two-tiered. The first tier consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $600,000 in 2001, and is expected to be financed primarily with internally generated funds.

            The second tier of the 2001 Capital Budget consists of replacements and betterments, which are part of the Company's Long Term Capital Improvement Program, and includes $1,220,000 of budgeted plant additions. Plant additions from this part of the 2001 budget will require use of the proceeds from the land sales that took place in 2001.

            As of September 30, 2001, the Company has approximately 30 acres of excess land available for sale, all of which is currently under contract, consisting of land currently classified as Class III, non-watershed land under the statutory classification system for water company lands. The Company believes that through the sale of land in June and August of 2001 and through the use of internally generated funds, it can generate sufficient equity capital to support its 5-year capital budget, currently estimated at $7,200,000. All land dispositions were approved by the DPUC. Proceeds from the sale of land are recorded as revenue at the time of closing and portions of the gains are deferred and amortized over various times as stipulated by the DPUC.

Results of Operations for the Nine Months Ended and Three Months Ended
-----------------------------------------------------------------------
September 30, 2001 and 2000
---------------------------
Net Income
----------

            Net income for the nine months ended September 30, 2001 was $5,547,022 compared with $449,244 for the same 2000 period. Increased land sale income of $5,133,379 accounts for this increase. There were no land sales in the comparable period in 2000. Operating income for the nine months ended September 30, 2001 has slightly declined from the comparable 2000 period. Increased interest charges and a decline in the amortization of prior year land sales more than offsets increases in other income. Net income for the three months ended September 30, 2001 was $2,348,487 compared with $165,619 for the comparable 2000 period. Land sales which took place in the third quarter of 2001 have accounted for $2,082,121 of this significant increase. Operating income for the third quarter of 2001 is significantly ahead of the comparable 2000 period due to increased revenues, lower interest charges and increased other income.

Operating Revenues
------------------

            Operating revenues for the first nine months of 2001 of $3,480,979 are $72,040 ahead of the comparable 2000 period. Increased water consumption during the third quarter of 2001 due to an extended hot and dry summer period accounts for this increase. Operating revenues for the three month period ending September 30, 2001 are $82,823 ahead of the comparable 2000 quarter also due to the hot and dry summer period.

Operating and Maintenance Expenses
----------------------------------

            Operating and Maintenance Expenses for the first nine months of 2001 of $2,055,205 are $53,792 higher than operating and maintenance expenses of $2,001,413 recorded in the first nine months of 2000. Increased fringe benefit costs relating to health insurance expense, 401K costs and workers compensation insurance principally account for this increase. Increases in these expenses also caused operating and maintenance expenses for the three month period ending September 30, 2001 to exceed the comparable 2000 period by $27,030.

Depreciation Expense
--------------------

            Depreciation expense for the first nine months of 2001 and for the three-month period ending September 30, 2001 are $3,744 and $1,248, respectively, lower than the comparable 2000 periods due to the timing and nature of new plant additions in 2001.

Taxes Other Than Income Taxes
-----------------------------

            Taxes other than income taxes for the nine-month period ending September 30, 2001 are $8,959 lower than the comparable 2000 period. Reduced property taxes principally due to the sale of land accounts for this decrease. Taxes other than income taxes for the three-month period ending September 30, 2001 are $15,157 lower than the comparable 2000 period. Decreased property taxes, also due to land sales, account for this variance.

Other Income
------------

            Other income for the first nine months of 2001 is $50,690 higher than the comparable period in 2000. Increased AFUDC and income from the Company's linebacker and outside construction programs as well as increased investment interest income account for the increase. Other income for the three-month period ended September 30, 2001 is $37,794 higher than the third quarter of 2000. Linebacker income, outside construction income, and increased AFUDC account for this increase.

Land Dispositions
-----------------

            When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

            The statement of income reflects income from the disposition of land (net of taxes) of $5,133,379 for the nine months ended September 30, 2001. That amount represents the sale of .25 acres in Ansonia on April 18, 2001, 570 acres in Ansonia and in Seymour, CT on June 28, 2001 and 322 acres in Seymour on August 17, 2001.

            That amount represents the stockholders immediate share of income from the land sales. The net gain on all sales totaled $5,655,253 including the deferred portion. The DPUC's March 1, 2000 decision approving the 570 acre sale provided for a three year amortization period as 100% of this parcel will be dedicated as open space, and the DPUC's June 27, 2001 decision approving the 322 acre sale also provided for a three year amortization period. The total gain on the .25 acre sale amounted to $16,956. The DPUC did not approve this sale as the sale price was less than $50,000. No portion of that sale was deferred.

            Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions, which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $48,393 and $138,411 for the nine months ended September 30, 2001 and 2000, and $16,131 and $46,137, respectively, for the three-month periods ending September 30, 2001 and 2000.

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


                                                 BIRMINGHAM UTILITIES, INC.
                                                 --------------------------
                                                 Registrant


Date: November 5, 2001                           /s/ John S. Tomac
                                                 --------------------------
                                                 John S. Tomac, President