Form 10-K
period 2001-12-31
BIRMINGHAM UTILITIES INC
filed 2002-04-01
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001 Commission file No. 0-6028

                           BIRMINGHAM UTILITIES, INC.
                           --------------------------
             (Exact Name of registrant as specified in its charter)

          CONNECTICUT                                 06-0878647
          -----------                                 ----------
(State or other jurisdiction of           I.R.S. Employer Identification No.
 incorporation or organization)

     230 Beaver Street, Ansonia, CT                      06401-0426
     ------------------------------                      ----------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (203) 735-1888

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which Registered
     --------------------              -----------------------------------------
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

                       Yes   [X]          No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price of such stock as of March 7, 2002:
$24,908,606.

As of March 7, 2002, the Registrant had 1,632,879 shares of common stock, no par value outstanding.

                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

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

The Company's entire system has a safe daily yield (including only those supplies that comply with the Federal Safe Drinking Water Act (SDWA) on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2001 were approximately 3.5 MGD and 7.5 MGD, respectively. The distribution system with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

During 2001, approximately 1.28 billion gallons of water from all sources were delivered to the Company's customers. The Company has approximately 9,114 customers of whom approximately 97% are residential and commercial. No single customer accounted for as much as 10% of total billings in 2001. The business of the Company is to some extent seasonal, since greater quantities of water are delivered to customers in the hot summer months.

The Company had, as of February 25, 2002, 20 full-time employees. The Company's employees are not affiliated with any union organization.

The Company is subject to the jurisdiction of the Connecticut Department of Public Utility Control ("DPUC") as to accounting, financing, ratemaking, disposal of property, the issuance of long term securities and other matters affecting its operations. The Connecticut Department of Public Health (the "Health Department" or "DPH") has regulatory powers over the Company under state law with respect to water quality, sources of supply, and the use of watershed land. The Connecticut Department of Environmental Protection ("DEP") is authorized to regulate the Company's operations with regard to water pollution abatement, diversion of water from streams and rivers, safety of dams and the location, construction and alteration of certain water facilities. The Company's activities are also subject to regulation with regard to environmental and other operational matters by federal, state and local authorities, including, without limitation, zoning authorities. The Company is subject to regulation of its water quality under the SDWA. The United States Environmental Protection Agency has granted to the Health Department the primary enforcement responsibility in Connecticut under the SDWA. The Health Department has established regulations containing maximum limits on contaminants which have or may have an adverse effect on health.

              Executive Officers of the Registrant

Name, Age and Position        Business Experience Past 5 Years
----------------------        --------------------------------

Betsy Henley-Cohn, 49
Chairwoman of the Board       Chairwoman of the Board of Directors and
And Chief Executive Officer   Chief Executive Officer of the Company since
                              May 1992; Chairman of the Board of Directors
                              And Treasurer, Joseph Cohn & Sons,Inc.; Director,
                              United Illuminating Company; Director,
                              Aristotle Corp.; Director, Citizens Bank of Connecticut (1997-1999).

John S. Tomac, 48
President and Treasurer       President of the Company since October 1, 1998;
                              Vice President of the Company December 1,
                              1997-September 30, 1998; Treasurer of the Company since December 1997; Assistant Controller, BHC
                              Company 1991-1997.

Item 2.  Properties

     The Company's properties consist chiefly of land, wells, reservoirs, and pipelines. The Company has 5 production wells with an aggregate effective capacity of approximately 3.0 MGD. The Company's existing interconnections with the Regional Water Authority can provide 5.0 MGD. The Company's entire system has a safe daily yield (including only those supplies that comply with the SDWA on a consistent basis) of approximately 8.0 MGD, while the average daily demand and the maximum daily demand on the system during 2001 were approximately 3.5 MGD and 7.5 MGD, respectively. The distribution system, with the exception of the well supplies, is mainly through gravity, but there are seven distinct areas at higher elevations where pumping, pressure tanks and standpipes are utilized. These higher areas include approximately 25% of the Company's customers.

     The Company has two emergency stand-by reservoirs (Peat Swamp and Middle) with a storage capacity of 457 million gallons and a safe daily yield of approximately 2.1 MGD. Because the water produced by those reservoirs does not consistently meet the quality standards of the SDWA, none of those reservoirs is actively being used by the Company to supply water to the system. During 1996 and in January 1998, the Company sold to the City of Ansonia and the City of Derby the Sentinel Hill Reservoir system and its watershed located in Ansonia and Derby. In November 1998, the Company sold to the Town of Seymour the Great Hill reservoir system and its watershed located in the Towns of Seymour and Oxford. In 2001 the Company sold to the DEP the Qullinan Reservoir and its watershed located in Ansonia and Seymour.

     The Company's dams are subject to inspection by and the approval of the DEP. All of the Company's dams are in compliance with improvements previously ordered by the U.S. Army Corps of Engineers.

     The Company owns an office building at 230 Beaver Street, in Ansonia. That building was built in 1964, is of brick construction, and contains
4,200 square feet of office and storage space. In addition, the Company towns two buildings devoted to equipment storage. The Company also owns office space in a wood frame, residential building owned by the Company at 228 Beaver Street, Ansonia.

     The Company's approximately 1,400 acres of land were acquired over the years principally in watershed areas to protect the quality and purity of the Company's water at a time when land use was not regulated and standards for water quality in streams were non-existent.

     Under Connecticut law a water Company cannot abandon a source of supply or dispose of any land holdings associated with a source of supply until it has a "water supply plan" approved by the Health Department. The Health Department approved the Company's first Water Supply Plan in 1988 and updated Water Supply Plan in 1993 and in 1998. Pursuant to abandonment permits issued by the Health Department in 1988, the Company abandoned its Upper and Lower Sentinel Hill Reservoirs, Steep Hill (Bungay) Reservoir, and Fountain Lake Reservoir, and the land associated with them then became available for sale. In 1994, the abandonment of Great Hill Reservoir was approved by the Health Department and in 1999 the abandonment of the Quillinan Reservoir was also approved by the Health Department.

     Since 1988, the Company has sold approximately 2,298 acres of land in Bethany, Ansonia, Derby, Seymour and Oxford, realizing net gains of $12,824,489.

     The Company believes that only 30 acres of its land holdings will not be needed in the future for water supply purposes and can be sold. The Company has proposed, and the DPUC has accepted with respect to prior transactions, an accounting and ratemaking mechanism by which the gain on the sale of the Company's land holdings is shared between ratepayers and stockholders as contemplated by Connecticut law. (See Note 1 to the Company's Financial Statements.)

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Page 6 of the Company's Annual Report to shareholders for the year ended December 31, 2001, (Financial Highlights), is incorporated herein by reference, pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

Item 6.  Selected Financial Data

Page 7 of the Company's Annual Report to shareholders for the year ended December 31, 2001 (Financial Highlights) is incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 8 through 11 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and to Instruction G(2) to Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has certain exposures to market risk related to changes in interest rates. The Company has an outstanding revolving credit agreement, under which there were no borrowings outstanding at December 31, 2001. The revolving credit agreement bears interest at variable rates based on current LIBOR indices. The Company is not subject in any material respect to currency or other commodity risk.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated January 31, 2001, appearing on pages 12 through 24 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information appearing under the captions Proposal No. 1 - "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2002, is incorporated by reference in partial answer to this item. See also "Executive Officers of the Registrant", following Part I,
Item 1 herein.

Item 11. Executive Compensation

The information appearing under the captions "Executive Compensation" and "Compensation of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2002 is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information appearing under the caption "Stock Ownership" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2002 is incorporated by reference in answer to this item.

Item 13. Certain Relationships and Related Transactions

The information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2002 is incorporated by reference in answer to this item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                           Page in
                                                           Annual Report*
                                                           --------------
          Statements of Income and Retained
          earnings for the three years ended
          December 31, 2001                                     14

          Balance Sheets at December 31, 2001                   13

          Statements of Cash Flows for the three
          years ended December 31, 2001                         15

          Notes to the Consolidated Financial Statements     16-24

          Report of Independent Accountants                     12

          Financial Highlights                                   7

          Selected Financial Data                                7

          Management's Discussion and Analysis                8-11

*  Incorporated by reference from the indicated pages of the 2001 Annual Report.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of 2001.


(c)  Exhibits.
     ---------

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

     (4.2) Commercial Loan Agreement by and between Birmingham Utilities, Inc. and Citizens Bank, dated July 28, 2000. Incorporated herein by reference to Exhibit (4.2) of the Annual Report on Form 10-K of Birmingham Utilities, Inc., for the period ended December 31, 2000.

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

(10.5) Birmingham Utilities, Inc. 1994 Stock Option Plan for Non-Employee Directors adopted by its Board of Directors on September 13, 1994. Incorporated herein by reference to Exhibit (10.10) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1994.

(10.6) Birmingham Utilities, Inc. 1998 Stock Incentive Plan adopted by its Board of Directors on December 9, 1998. Incorporated herein by reference to Exhibit (10.8) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 1999.

(10.7) Birmingham Utilities, Inc. 2000 Stock Option Plan for non-employee Directors adopted by its Board of Directors on September 6, 2000. Incorporated herein by reference to Exhibit (10.9) of Birmingham Utilities, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2000.

(13) 2001 Annual Report to Shareholders

(23) Consent of Auditors.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     -------------------------------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board (Chief Executive Officer)



BY:  /s/ John S. Tomac
     -------------------------------------------------
     John S. Tomac
     President and Treasurer (Chief Financial Officer)





Date:  March 7, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael J. Adanti               /s/ Themis Klarides
---------------------------       ---------------------------
Michael J. Adanti, Director       Themis Klarides, Director
Date:  March 14, 2002              Date: March 14, 2002




/s/ Mary Jane Burt                  /s/ Aldore J. Rivers
---------------------------       ---------------------------
Mary Jane Burt, Director          Aldore J. Rivers, Director
Date: March 14, 2002               Date:  March 14, 2002



/s/ James E. Cohen                 /s/ B. Lance Sauerteig
---------------------------       ---------------------------
James E. Cohen, Director          B. Lance Sauerteig, Director
Date: March 14, 2002               Date: March 14, 2002




/s/ Betsy Henley-Cohn             /s/ Kenneth E. Schaible
---------------------------       ---------------------------
Betsy Henley-Cohn, Chairwoman     Kenneth E. Schaible, Director
Board of Directors                Date:  March 14, 2002
Date: March 14, 2002



 /s/ Alvaro da Silva               /s/ John S. Tomac
---------------------------       ---------------------------
Alvaro da Silva, Director         John S. Tomac, Director,
Date: March 14, 2002              President & Treasurer
                                  Date:  March 14, 2002

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


 Item No.                                                              Page
                                                                        No.

13          2001 Annual Report to Shareholders

23          Consent of Dworken, Hillman, LaMorte
            & Sterczala, P.C.