Form 10-K/A
period 2001-12-31
BIRMINGHAM UTILITIES INC
filed 2002-04-29
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001 Commission file No. 0-6028


                           BIRMINGHAM UTILITIES, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

        CONNECTICUT                                              06-0878647
-------------------------------                               ---------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.

                   230 Beaver Street, Ansonia, CT      06401-0426
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

As of April 24, 2002, the Registrant had 1,632,880 shares of common stock, no par value outstanding.


                       Documents Incorporated by Reference

Portions of the Annual Report to stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II hereof.
================================================================================

                                     PART I
                                     ------

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

                      Executive Officers of the Registrant

Name, Age and Position             Business Experience Past 5 Years
----------------------             --------------------------------

Betsy Henley-Cohn, 49              Chairwoman of the Board of Directors and
Chairwoman of the Board            Chief Executive Officer of the Company since
And Chief Executive Officer        May 1992; Chairman of the Board of Directors
                                   And Treasurer, Joseph Cohn & Sons,Inc.;
                                   Director, United Illuminating Company;
                                   Director, Aristotle Corp.; Director, Citizens
                                   Bank of Connecticut (1997-1999).


John S. Tomac, 48                  President of the Company since October 1,
President and Treasurer            1998; Vice President of the Company December
                                   1, 1997-September 30, 1998; Treasurer of the
                                   Company since December 1997; Assistant
                                   Controller, BHC Company 1991-1997.


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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II
                                     -------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, together with the report therein, of Dworken, Hillman, LaMorte and Sterczala, P.C., dated January 31, 2002, appearing on pages 12 through 24 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference, pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, their ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are:

                                          Year First                   Principal Occupation
Nominee                    Age          Became Director             During the Past Five Years
-------                    ---          ---------------             --------------------------

Michael J. Adanti           61               2000               President, Southern Connecticut State
                                                                University since 1984.

Mary Jane Burt              48               2000               Principal, The Laurel Group (Investment
                                                                and Business Consultants) since 1998;
                                                                Previously, President, Burt Medical Lab
                                                                (1984-1998); Director, INSITE ONE from
                                                                1999 to 2001.

James E. Cohen              55               1982               Lawyer in private practice in Derby, CT
                                                                since 1971; Attorney Trial Referee for
                                                                the Connecticut Superior Court since 1996.

Betsy Henley-Cohn           49               1981               Chairwoman of the Board of Directors of
                                                                the Company since 1992;
                                                                Chairperson/Treasurer, Joseph Cohn &
                                                                Sons, Inc. (construction subcontractors)
                                                                since 1979; Director, United Illuminating
                                                                Corp. since 1990; Director, Aristotle Corp.
                                                                since 1995; Director, Citizens Bank of
                                                                Connecticut (1997-1999).

Alvaro da Silva             56               1997               President, DSA Corp. (a management
                                                                company) since 1979; President B.I.D.,
                                                                Inc. (land development and home
                                                                building company); Managing Partner,

                                                                Connecticut Commercial Investors, LLC
                                                                (a commercial real estate and
                                                                investment partnership) since 1976;
                                                                Director of Great Country Bank (1991-1995).

Themis Klarides             36               2001               Lawyer in Practice in Shelton, CT since
                                                                1998; State Representative, 114 District
                                                                Connecticut General Assembly since 1998.

Aldore J. Rivers, Jr.       68               1986               Retired; President of the Company until
                                                                September 30, 1998

B. Lance Sauerteig          56               1996               Principal in BLS Strategic Capital,
                                                                Inc. (financial and investment advisory
                                                                company) since 1994; Principal in
                                                                Tortoise Capital Partners, LLC (real
                                                                estate investments) since 2000.

Kenneth E. Schaible         60               1994               Real Estate Developer and Director of
                                                                AuthX, Inc.; previously, Senior Vice
                                                                President, Webster Bank, 1995-1996;
                                                                President, Shelton Savings Bank and
                                                                Shelton Bancorp., Inc. 1972-1995.

John S. Tomac               48               1999               President of Company since October 1,
                                                                1998; Treasurer of the Company since
                                                                December 1997; Vice President of
                                                                Company December 1, 1997-September 30,
                                                                1998; Assistant Controller, BHC
                                                                Company, 1991-1997.


         See also "Executive Officers of the Registrant", following Part I, Item 1 herein.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the American Stock Exchange. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of these forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2001 all executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a) filing requirements, with the following exceptions: each of Michael Adanti, a director and Mary Jane Burt, a director, failed to make a timely filing to disclose the grant of options during calendar year 2000; each has now made a filing to disclose such grants.


ITEM 11. EXECUTIVE COMPENSATION

Executive Officers: Annual and Long-Term Executive Compensation

         The following table sets forth the annual and long-term compensation paid or accrued by the Company to those persons who were the Chief Executive Officer and the executive officers of the Company at the end of 2001 whose total annual salary exceeded $100,000 (collectively, the "Named Executive Officers"), for services rendered by them in all capacities in which they served the Company during 1999, 2000 and 2001. The following table does not contain a column for "Other Annual Compsensation" because the amount of perquisites and other personal benefits received by the Named Executive Officers was less than the lesser of $50,000 or 10% of the total salary and bonus reported for each person.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   ANNUAL COMPENSATION
                                           -------------------------------------
         NAME AND PRINCIPAL POSITION       YEAR          SALARY ($)       BONUS
         ---------------------------       ----          ----------      -------
         John  S. Tomac                    2001           $116,600       $39,613
         President and Director            2000           $109,727         $ 0
                                           1999           $105,098         $ 0

         Betsy Henley-Cohn                 2001           $ 67,100       $20,000
         Chairman of the Board             2000           $ 61,000         $ 0
         and Chief Executive Officer       1999           $ 61,000         $ 0




         No grants of stock options were made during the year ended December 31, 2001 to the named executive officers.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                    UNEXERCISED               IN-THE-MONEY OPTIONS AT FISCAL
                                                           OPTIONS AT FISCAL YEAR-END (#)              YEAR-END($)
                                                          ------------------------------      ------------------------------
                            SHARES           VALUE
                          ACQUIRED ON       REALIZED
NAME                     EXERCISE (#)         ($)         EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                     ------------      ----------     -----------      -------------      -----------      -------------
John. S. Tomac               1,576         $12,115.50         9,630             8,000           $106,291           $67,738
Betsy Henley-Cohn              0               --               0                 0                --                 --


Retirement Plan

         The Company has a noncontributory defined benefit plan, which covers substantially all employees. The retirement plan generally provides a retirement benefit based upon the participant's years of credited service and his or her final average earnings, with final average earnings consisting of the total compensation (including salary, bonus and overtime earnings) of the participant during the five years of highest total compensation of the participant in the 10 years preceding the participant's retirement or termination date. Retirement benefits are payable either as a straight life annuity, a joint and survivor annuity or in other optional forms. Normal retirement is at age 65, but certain early retirement benefits may be payable to participants who have attained age 55 and completed 10 years of continuous service, and survivor benefits may be payable to the surviving spouse of a vested participant who dies prior to early or normal retirement. A participant's benefit under the retirement plan vests after five years of credited service, all benefits funded by Birmingham Utilities are based upon actuarial computations, and no contributions are made by participants.

         The following table shows estimated annual benefits payable under the plan to participants in specified compensation (final average earnings) and years-of-service classifications on a straight life annuity basis, assuming normal retirement at age 65 in 2001. The benefits listed in the following table are not subject to any deduction for social security or other offset amounts.


                                     YEARS OF SERVICE (B)
FINAL AVERAGE     ----------------------------------------------------------
EARNINGS (A)        15           20           25           30           35
-------------     ------       ------       ------       ------       ------
  125,000         24,375       32,500       40,625       48,750       56,875

  150,000         29,250       39,000       48,750       58,500       68,250

  175,000         34,125       45,500       56,875       68,250       79,625

  200,000         39,000       52,000       65,000       78,000       91,000

(a) The current final average earnings as of December 31, 2001 for Betsy Henley-Cohn and John S. Tomac are $60,393 and $116,718, respectively.

(b) Years of credited service under the retirement plan as of December 31, 2001 for Betsy Henley-Cohn and John S. Tomac are 6 and 4, respectively.

Compensation of Directors

         The Company's Directors received an annual fee of $5,000 plus $600 for each full Board meeting and $400 for each Committee meeting actually attended in 2001.

Employment Contracts

         John S. Tomac
         -------------

         Effective October 1, 1998, Birmingham Utilities entered into an employment agreement with its President, John S. Tomac. The agreement has a three-year term with automatic three-year extensions, unless either party gives written notice that the agreement will no longer be automatically extended. No notice was given in 2001 and this agreement was extended to September 30, 2004. The employment agreement terminates upon the death of Mr. Tomac or upon mutual agreement of the parties. The agreement can be terminated by the Company: (i) for "cause" (as defined in the employment agreement), (ii) in the event Mr. Tomac becomes disabled, or (iii) without cause, during a six month period during each term; provided however, that if Mr. Tomac is terminated without cause during such six month period, he is entitled to receive a severance package equal to his base salary plus benefits for one year from the date of such termination. Mr. Tomac may terminate the agreement in the event of a Change of Control (as defined in the employment agreement) or in the event that Birmingham Utilities breaches this agreement. If Mr. Tomac elects to terminate the agreement upon a Change of Control, he will be entitled to receive a lump sum payment, payable within 90 days of making the election, equal to two times the greater of (x) his compensation during the last full fiscal year immediately preceding the election and (y) his average annual compensation with respect to the two most recent fiscal years preceding such election. Mr. Tomac's compensation for purposes of the foregoing calculation includes base salary, bonus and any other cash incentives paid to him. If Mr. Tomac does not elect to terminate the agreement upon a Change of Control, the agreement will continue in effect for a period of three years from the Change of Control and then terminate. None of these termination provisions will become applicable by reason of the implementation of the plan of merger and share exchange.

         The employment agreement provides for an annual salary of $100,000 and provides that the Board of Directors shall review Mr. Tomac's salary annually. In addition, Birmingham Utilities agrees to provide an automobile for Mr. Tomac and agrees to pay all expenses in connection with the operation of the vehicle, including fuel expenses. Pursuant to the employment agreement, Mr. Tomac is entitled to four weeks paid vacation, to be taken each year and is also entitled to participate in any employee welfare and retirement plan or program of Birmingham Utilities available generally to its employees including hospital, medical and dental benefits.

         Under the employment agreement, Birmingham Utilities agrees to indemnify Mr. Tomac to the fullest extent possible under Connecticut law against all costs, charges and expenses incurred by him in connection with any action, suit or proceeding to which he may be made a party by reason of his being or having been a director, officer or employee of Birmingham Utilities or his serving or having served any other enterprise as a director, officer or employee at the request of Birmingham Utilities. In addition, Mr. Tomac is entitled to the protection of any insurance policies Birmingham Utilities may elect to maintain generally for the benefit of its directors and officers with respect to such costs, charges and expenses.

         Aldore J. Rivers, Jr.
         --------------------

         Effective September 30, 1998, Birmingham Utilities entered into a consulting agreement with its former president, Aldore J. Rivers. The agreement terminated Mr. Rivers' prior employment agreement and released him from his duties as an officer and employee of Birmingham Utilities.

         The consulting agreement provides that Mr. Rivers will provide consulting services to Birmingham Utilities until September 30, 2003, provided that either party may terminate the consulting arrangement upon three months written notice. Under the agreement, Mr. Rivers provides up to 100 hours of consulting services per year at the request of Birmingham Utilities and in exchange, receives $30,000 per year. Under the agreement, Mr. Rivers also serves on the board of directors of Birmingham Utilities and receives no additional compensation as a non-employee director.

         The consulting agreement also provides Mr. Rivers with supplemental pension benefits of $2,400 per month for fifteen years and provides that in the event of his death during that fifteen year period, his designated beneficiaries shall receive $1,200 per month for the remainder of the period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth information as of March 8, 2002 with respect to the only persons known to us to be the beneficial owners (for purposes of the rules of the SEC) of more than 5% of the outstanding shares of our common stock as of that date.

NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
BENEFICIAL OWNERS                      BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-----------------                      --------------------   ----------------
Group consisting of Cohn Realty &             159,896              9.79%
Investment, Betsy Henley-Cohn, Betsy
Cohn Spray Trust and Betsy Cohn
Income Trust, 80 Hamilton Street,
New Haven, Connecticut 06511

(1) Of the 159,896 shares owned by this Group, Betsy Henley-Cohn owns 10,000 shares, Cohn Realty & Investment (a Connecticut general partnership consisting of three investment trusts whose managing agent is Betsy Henley-Cohn, whose beneficiaries are certain members of the Cohn Family and whose Trustees are Rhoda Cohn and Stanley Bergman) has beneficial ownership of 68,300 shares; Betsy Cohn Spray Trust has beneficial ownership of 60,276 shares; Betsy Cohn Income Trust has beneficial ownership of 21,320 shares; Betsy Henley-Cohn has either a controlling or a beneficial interest in Cohn Realty & Investment, Betsy Cohn Spray Trust and Betsy Cohn Income Trust. No member of the Group owns or has the right to acquire, directly or indirectly, any other shares. Unless otherwise indicated, the named beneficial owner of the shares has sole voting and dispositive power with respect thereto. The information set forth in this footnote is derived from filings with the Securities and Exchange Commission made by the Group and from other information available to Birmingham Utilities.

         The following table sets forth certain information concerning ownership of the Company's shares by the Company's officers and directors.

 --------------------------- ------------------------------- ------------------
 Name                        Common Shares Beneficially      Percent of Class
 ----                        ------------------------------- ------------------
                             Owned As of March 8, 2002 (1)   (2)
 --------------------------- ------------------------------- ------------------
 Michael J. Adanti           5,900                           *
 Mary Jane Burt              9,482                           *
 James E. Cohen              77,596 (3)                      4.72%
 Betsy Henley-Cohn           159,896 (4)                     9.79%
 Alvaro da Silva             12,400                          *
 Themis Klarides             200                             *
 Aldore J. Rivers,           10,209                          *
 Jr.
 B. Lance Sauerteig          10,400                          *
 Kenneth E. Schaible         12,960                          *
 John S. Tomac               11,206                          *
 Executive Officers,        310,249                         18.41%
 Directors
 And Nominees as a group,
 10 in number
 --------------------------- ------------------------------- ------------------
*  Less than 1%

(1) Includes options to purchase shares of common stock exercisable within 60 days of April 2, 2002, as follows: Mr. Cohen, 10,000; Mr. da Silva, 10,000; Mr. Sauerteig, 10,000; Mr. Schaible, 10,000; Ms. Burt, 1,250; Mr. Adanti, 1,250 and Mr. Tomac 9,630.

(2) For the purpose of calculating the percentage of common stock beneficially owned (a) by the individual persons listed in the table, the number of options held by such person is included in both the number of shares beneficially owned by the person and in the total number of shares outstanding in the class with respect to the individual person's percentage calculation, and (b) by the directors and officers as a group, the total number of shares beneficially owned by the group and the total number of shares outstanding includes the 52,130 shares issuable upon the exercise of options exercisable by all persons in the group within 60 days of the record date.

(3) Includes 64,196 shares held by Mr. Cohen as Trustee for the David B. Cohen Family Trust, and 3,400 shares held in a brokerage custodial account for Mr. Cohen's benefit.

(4) Ms. Henley-Cohn is a member of the shareholder group described in the preceding table. The 159,896 shares set forth in this table is the aggregate number of shares held by all of the members of the group. See note (1) to the preceding table for information concerning shares beneficially held by Ms. Henley-Cohn.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Cohen is a partner in the law firm of Cohen & Thomas, which has represented the Company on occasions in past years; the Company may continue to employ that firm on occasion in the future. Annual amounts paid since 1999 have been under $15,000.
                                     PART IV
                                     -------

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

     (13) 2001 Annual Report to Shareholders. Incorporated herein by reference to Exhibit (13) of Birmingham Utilities, Inc. Annual Report on Form 10-K for the period ended December 31, 2001.

     (23) Consent of Auditors.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     ---------------------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board (Chief Executive Officer)



BY:  /s/ John S. Tomac
     ---------------------------------------
      John S. Tomac
         President and Treasurer (Chief Financial Officer)





Date:  April 26, 2002

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


 Item No.                                                            Page No.



  23        Consent of Dworken, Hillman, LaMorte                        16
            & Sterczala, P.C.