Form 10-K/A
period 2001-12-31
BIRMINGHAM UTILITIES INC
filed 2002-05-03
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           FORM 10-K/A AMENDMENT NO. 2

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As of December 31, 2001, there were approximately 453 record holders of the Company's common stock. Approximately 64% of the Company's stock is held in "nominee" or "street" name. The Company's common stock trades on the American Stock Exchange under the symbol "BIW". The following table sets forth the dividend record for the Company's common stock and the range of bid prices for the last two calendar years. The stock prices are based upon American Stock Exchange records provided to the Company. The prices given are retail prices. The Company's Mortgage Bond Indenture under which its First Mortgage Bonds are issued contains provisions that limit the dividends the Company may pay under certain circumstances.
                                                                  Dividend
                                         High           Low           Paid
--------------------------------------------------------------------------
2001  First Quarter                    $14.00         $12.25         $.145
      Second Quarter                    15.50          14.00          .145
      Third Quarter                     17.10          14.25          .145
      Fourth Quarter                    18.85          15.00          .145

2000  First Quarter                    $25.00         $13.875        $.125
      Second Quarter                    15.25          11.375         .125
      Third Quarter                     15.50          12.50          .125
      Fourth Quarter                    15.00          11.75          .125

ITEM 6.  SELECTED FINANCIAL DATA

         Presented below is a summary of selected financial data for the years 1997 through 2001:

(000's omitted except for per share data)       2001        2000        1999        1998        1997
----------------------------------------------------------------------------------------------------
Operating Revenues                           $ 4,616     $ 4,496     $ 4,624     $ 4,395     $ 4,367
Income before Interest Charges                 1,033       1,126       1,368       1,170       1,112
Income from Land Dispositions**                5,133         133        --         3,354         195
Net Income                                     5,655         726         920       3,911         668
Earnings Per Share-Basic*                       3.48         .45         .59        2.55         .44
Earnings Per Share-Diluted*                     3.41         .44         .56        2.48         .44
Cash Dividends Declared (Per Share)*             .58         .50         .40         .34         .30
Total Assets                                  22,681      19,958      18,281      19,519      16,491
Long-Term Debt                                 4,136       4,230       4,324       4,418       5,662
Short-Term Debt                                   94       2,330         454          94       1,524
Shareholder Equity                            13,077       8,277       8,147       7,648       4,097

* Reflects the 2-for-1 stock split that took place on March 18, 1999. All prior periods have been adjusted to reflect the stock split.

** See Management Discussion and Analysis, Results of Operations - Land
   Dispositions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview
         The Company recorded net income of $5,655,150 in 2001 as compared to $725,700 in 2000 and $919,897 in 1999. Earnings per share, basic for 2001, 2000 and 1999 were $3.48, $.45 and $.59, respectively. The increase in net income of $4,929,450 in 2001 is principally a result of the land sales that took place in the second and third quarters. The decline in net income in 2000 of $194,197 is principally a result of lower revenues, a reduction in the amortization of prior year land sales and higher interest charges.

Revenues
         Water sales of $4,615,836 in 2001 were $119,384 higher than recorded water sales of $4,496,452 for 2000. Increased water consumption from all classes of customers except industrial, due to a dry summer and fall period more than offset lower industrial consumption due to the loss of a major customer. Water sales in 2000 of $4,496,452 were $127,365 below water sales of $4,623,817 that were recorded in 1999. An overall 4% reduction in consumption as a result of a cool and wet summer period in 2000 was in direct contrast to the hot and dry summer period in 1999.

Operating Expenses
         Operating expenses of $2,558,261 for 2001 are $123,610 higher than operating expenses of $2,434,651 that occurred in 2000. Increased chemical costs, transmission and distribution expenses relating to meter and line expense, health insurance costs, 401(k) expense, pension expense and workers compensation insurance principally account for the increase. Operating expenses in 2000 of $2,434,651 are $14,697 lower than operating expenses of $2,449,348 recorded in 1999. A charge for professional fees regarding strategic planning which was recorded in 1999 did not occur in 2000. This reduction was somewhat offset by increased workers compensation insurance and increased costs related to purchased power and fuel.

Maintenance Expenses
         Maintenance expenses of $210,417 are $5,704 lower than maintenance expenses of $216,121 for 2000. Lower water main maintenance expense relating to fewer main breaks in 2001 is somewhat offset by increased water treatment equipment maintenance and meter and service line maintenance expense. Maintenance expenses of $216,121 are $32,865 higher than the level recorded in 1999 of $183,256, higher meter maintenance expense and the maintenance of general plant account for this variance.

Depreciation Expense
         Depreciation expense of $548,119 in 2001 exceeds depreciation expense of $509,814 in 2000 by $38,305 due to the continuation of plant additions in 2001. Depreciation expense in 2000 was $8,501 higher than 1999, also as a result of utility plant additions.

Taxes other than Income Taxes
         Taxes other than income taxes of $328,248 for 2001 are $20,076 lower than the level of $348,324 recorded for 2000. A reduction in real estate taxes due to the sale of the property in Ansonia and Seymour in 2001 principally accounts for the decline. Somewhat offsetting this decline is increased personal property taxes relating to new plant additions throughout the Company's service territory. Taxes other than income taxes of $348,324 for 2000 are $27,882 higher than the 1999 expense of $320,442. A change in the depreciation methodology by the City of Derby which had the effect of significantly increasing the assessed value of the Company's personal property, and an increasing amount of new plant additions account for this variance.

Income Taxes
         Income taxes on operations of $191,827 recorded in 2001 are $30,486 higher than the 2000 expense of $161,341 due to an increase in taxable operating earnings. Income taxes from operations in 2000 of $161,341 have decreased $116,785 from the 1999 comparable period principally due to a decrease in taxable operating earnings.

         The Company also incurs income tax liability for gains from land transactions, both in the year in which they occur and in the later years in which income, previously deferred in accordance with the DPUC's orders concerning the sharing of the gains between the Company's shareholders and ratepayers, is recognized by the Company. Taxes related to gains on land transactions were $2,064,807, $91,854 and $192,720, in 2001, 2000 and 1999,
respectively. The Company's total income tax liability including both the tax on operating income and on land sale gains was $2,256,634 in 2001, $253,195 in 2000 and $470,846 in 1999.


         The deferred tax asset related to land sales primarily represents future tax savings resulting from sales of land required to be maintained as open space at less than market value. The Company received a charitable contribution deduction for federal tax purposes and tax credits for state tax purposes. Unused tax benefits may be carried forward to reduce income taxes in future years; the federal charitable deduction five years and state tax credits ten years. Utilization of these benefits is subject to, among other things, the extent of future earnings of the Company, including an estimate for anticipated rate relief, as well as the timing of future land sales. In addition, the federal charitable contribution deduction is subject to an annual limitation of 10% of taxable income (as defined.) The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward periods.

Land Dispositions
         When the Company disposes of land, any gain recognized, net of taxes, is shared between ratepayers and shareholders based upon a formula approved by the DPUC. The impact of land dispositions is recognized in two places on the statement of income.

         The statement of income reflects income from the disposition of land (net of taxes) of $5,133,379 in 2001, and $132,892 in 2000, which represent the shareholders' immediate share of income from land dispositions occurring in each year. There were no significant land sales in 1999.

         Land disposition income is also recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land." These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions, net of tax, was $64,524, $184,548 and $342,960 for the years 2001, 2000 and 1999, respectively.

         Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition. See Note 7 of the Financial Statements.

Other Income
         Other income of $189,290 in 2001 is $74,053 higher than other income of $115,237 recognized in 2000. Increased income from contract operations and investment interest income is somewhat offset by reduced AFUDC. Other Income of $115,237 is $18,552 lower than the comparable 1999 period in which other income totaled $133,789. Decreased investment interest income and the absence of minor land sales in 2000 is somewhat offset by increased AFUDC income in 2000.

Interest Expense
         Interest expense of $511,007 for 2001 is $22,171 lower than interest expense of $533,178 for 2000. Reduced short-term borrowing in 2001 accounts for reduced interest charges. The Company's short-term borrowing was fully repaid at the end of the second quarter in 2001 with the proceeds from the Quillinan land sale. Interest expense of $533,178 in 2000 is $84,994 higher than interest charges of $448,184 recorded in 1999. Interest charges relating to an increasing amount of short-term borrowing account for the increase. Borrowings in 2000 were necessary due to a delay in the Company's land sale program.

Regulatory Matters and Inflation
         Inflation, as measured by the Consumer Price Index, increased 1.6 percent, 3.4 percent and 1.7 percent in 2001, 2000 and 1999, respectively. The regulatory authorities allow the recovery of depreciation through revenues solely on the basis of the historical cost of plant. The replacement cost of utility plant would be significantly higher than the historical cost. While the regulatory authorities give no recognition in the ratemaking process to the current cost of replacing utility plant, the Company believes that, based on past practices, the Company will continue to be allowed to earn a return on the increased cost of their net investment when prudent replacement of facilities actually occurs.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing our financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. Note 1 of the notes to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting polices we utilize.

Public Utility Regulation
         The Company's accounting policies conform to the Uniform System of Accounts and ratemaking practices prescribed by the Connecticut Department of Public Utility Control ("DPUC"), and accounting principles generally accepted in the United States of America, which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71). SFAS 71 requires cost based, rate regulated enterprises to reflect the impact of regulatory decisions in their financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71.

Revenue Recognition
         The Company recognizes revenue as customers are billed for water consumed. Residential, commercial, and industrial customers are metered, and revenues are based on their usage multiplied by rates approved by the DPUC. Fire protection charges are based on the length and diameter of the water main and the number of hydrants in service. The majority of customers are billed quarterly, except for industrial customers and fire protection customers, who are billed monthly. In addition, the Company accrues revenue for the estimated amount of water sold but not billed as of the balance sheet date.

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

Income Taxes
         Except for accelerated depreciation since 1981 (federal only), the tax effect of contributions in aid of construction for the period January 1, 1987 through June 12, 1996, and in 1998, 2000 and 2001, the tax effect of bargain sale of land, for which deferred income taxes have been provided, the Company's policy is to reflect as income tax expense the amount of tax currently payable. This method, known as the flow-through method of accounting, is consistent with the ratemaking policies of the DPUC, and is based on the expectation that tax expense payments in future years will be allowed for ratemaking purposes.

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

         In addition, the Company is required to record an additional deferred liability for temporary differences not previously recognized. This additional deferred tax liability totaled $206,000 at December 31, 2001 and $201,800 at December 31, 2000. Management believes that these deferred taxes will be recovered through the ratemaking process. Accordingly, the Company has recorded an offsetting regulatory asset and regulatory liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations," (SFAS 141) which eliminates the pooling of interest method of accounting for all business combinations initiated after June 30, 2001 and SFAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets deemed to have indefinite lives no longer be systematically amortized but rather subject to at least annual impairment testing. Other identifiable intangible assets will continue to be amortized over their estimated useful lives.

         In August 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations," which requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets.

         In October 2001, the FASB issued SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121. SFAS 144 retains substantially all of the requirements of SFAS 121 while resolving certain implementation issues and broadening the presentation of discontinued operations.

         Adoption of these statements did not have a material impact on the financial statements.

OUTLOOK

         The Company believes that as a result of health, transportation and supply issues in regard to the physical movement of water, deregulation of the water industry will not be contemplated in the foreseeable future. Although the Company believes deregulation is not a viable option for this industry, consolidation of the water industry has been fast paced over the last five years. The consolidation strategy has allowed for many small, non-viable water systems to be purchased by larger purveyors and for larger systems to merge among themselves in an effort to create economies of scale. Foreign entities have also been very active in the purchase of investor owned American water systems.

         The Company believes it is prudently monitoring the economic environment in which it operates to best take advantage of market opportunities. The establishment of a holding company, the initiation of three new ventures in 2001, and the creation of value for class I and II properties are expected to bring additional financial gains to the Company. The Company also believes it will be allowed to earn a return on the prudent investments it has made since the last rate decision in 1998. The land sale sharing mechanism approval by the DPUC for the Company's land sale program has minimized the effects of "regulatory lag" of the ratemaking process.

         The Company sees no reason why the DPUC would not allow the Company to earn a return on these investments which have been disclosed in numerous land sale applications to the Department. The Company also believes there are no environmental issues to consider that may pose a threat to regulatory treatment. The Company is in compliance with all environmental regulations including all state and federal drinking water requirements.

FINANCIAL RESOURCES

         During 2001, 2000 and 1999, the Company's water operations generated (utilized) funds available for investment in utility plantand for use in financing activities, including payment of dividends on common stock, of ($1,683,876), $991,052 and ($405,981), respectively (see Statement of Cash Flows).

         Net cash provided by operating activities decreased $2,674,928 from 2000 to 2001 principally from income taxes paid in connection with land sales in 2001. Net cash provided by operating activities increased $1,397,033 from 1999 to 2000. This increase is also a result of income taxes paid in 1999 from land sales that took place in the fourth quarter of 1998.

         During the 3-year period 2001, 2000 and 1999, the Company has generated sufficient funds to meet its day-to-day operational needs, including regular expenses, payment of dividends, and investment in normal plant replacements, such as new services, meters and hydrants. It expects to be able to continue to do so for the foreseeable future.

         The Company's Long-Term Capital Improvement program will be funded from the proceeds available from the 2001 land sales, the internal generation of funds as well as the Company's ability to raise capital from external sources. During 2001, 2000 and 1999, the Company's additions to utility plant, net of customer advances, were $1,267,812, $1,991,966 and $1,690,055, respectively (see Statement of Cash Flows and Note 15). These additions were financed primarily from proceeds of land sales.

         The Company has outstanding $4,230,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of dividends. It does not, however, restrict the issuance of either long-term or short-term debt, which is either unsecured or secured with liens subject to the lien of the Mortgage Indenture.

         In June 2000, the Company converted its $2,100,000 secured line of credit to a 2-year $5,000,000 unsecured, revolving line of credit. There were no borrowings outstanding on the revolving line of credit on December 31, 2001 and $2,236,714 outstanding on December 31, 2000. The interest rate on the unsecured line of credit is a variable option of 30, 60, 90 or 180-day LIBOR plus 100 basis points or prime. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity.

         The Company's 2002 Capital Budget of $2,081,000 is two-tiered. The first tier, consisting of typical capital improvements made each year for services, hydrants and meters is budgeted for $377,000 in 2002 and is expected to be financed primarily with internally generated funds.

         The second tier of the 2002 Capital Budget consists of replacements and betterments which are part of the Company's Long-Term Capital Improvement Program and includes $1,704,000 of budgeted plant additions. Plant additions from this part of the capital budget will be financed by proceeds from the 2001 land sales and with internally generated funds. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction.

         The Company believes that through the sale of land in June and August of 2001, through the use of short-term borrowing and through the use of internally generated funds, it can generate sufficient capital to support its 5-year capital budget currently estimated at $8,250,000. Internally generated funds in part are dependent on the extent of future rate relief. Future rate relief will be a necessary component in the process of funding this 5-year capital program.

         On August 17, 2001, the Company sold 322 acres of unimproved land in Seymour, Connecticut to the State of Connecticut, Department of Environmental Protection ("DEP") for $4,338,000. The DEP exercised its right to purchase this property in accordance with Section 16-50d of the Connecticut General Statutes. Notification for this purchase was given to the Company by the DEP on February 13, 2001, subsequent to the DPUC decision approving a sale to Toll Brothers, Inc. ("Toll Bros.") for the same price. The funds from this sale were held in escrow until September 25, 2001 when Toll Bros. agreed to remove all legal actions it had filed in regard to its contractual rights and administrative appeals for this sale. The total gain on this sale amounted to $2,288,297 of which $206,176 was deferred and will be recognized over a 3-year period as approved by the DPUC.

         On June 28, 2001, the Company sold 570 acres of unimproved land in Ansonia and Seymour, Connecticut, to the DEP for $5,250,000. An additional $250,000 was contributed by the City of Ansonia for a total selling price of $5,500,000. This land was sold below market value, and therefore, the transaction was classified as a bargain sale for income tax purposes. The net gain from the sale amounted to $3,350,000 of which $315,698 was deferred and will be recognized over a 3-year period as approved by the DPUC. As a result of the bargain sale, the net gain includes tax deductions of $571,300 of which $407,400 will be carried forward to reduce the Company's tax liability in subsequent years. The $571,300 tax deduction is comprised of contribution deductions and state tax credits of $2,316,600 offset by a valuation allowance of $1,745,300.

         On April 18, 2001, the Company sold a small parcel of property, approximately one quarter of an acre in Ansonia, CT to Giaimo Associates for $30,000. The net gain on this transaction amounted to $16,956. The DPUC was not required to approve this transaction, as the sales price was less than the required threshold of $50,000.

         The Company maintains a common stock Dividend Reinvestment Plan (the "Plan") pursuant to which shareholders will be entitled to purchase up to 140,000 new shares of the Company's Common Stock by applying to the purchase price of the new shares cash dividends which otherwise would be issued by the Company with respect to its existing common stock. The Plan provides that the purchase price for the new shares will be their fair market value at the time of the purchase. Dividends reinvested during 2000 totaled $59,889 and in 2001, $94,750.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Birmingham Utilities, Inc.
Ansonia, Connecticut

We have audited the accompanying balance sheets of Birmingham Utilities, Inc. as of December 31, 2001 and 2000, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Utilities, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

January 31, 2002
Shelton, Connecticut



                                 /s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

Balance Sheets

                                                                                 December 31,
                                                                         2001                  2000
--------------------------------------------------------------------------------------------------------
Assets
   Utility plant                                                     $ 25,141,679           $ 24,302,917
   Accumulated depreciation                                            (7,465,532)            (6,985,983)
--------------------------------------------------------------------------------------------------------
                                                                       17,676,147             17,316,934
--------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                            3,039,640                 41,477
   Accounts receivable, net of allowance for doubtful
     accounts of $40,000 in 2001 and $45,000 in 2000                      480,849                447,945
   Accrued utility and other revenue                                      458,996                445,141
   Materials and supplies                                                 109,033                 84,082
   Prepayments                                                             44,943                 26,972
--------------------------------------------------------------------------------------------------------
Total current assets                                                    4,133,461              1,045,617
--------------------------------------------------------------------------------------------------------
Deferred charges                                                           62,303                728,432
Unamortized debt expense                                                  122,894                141,125
Regulatory asset-income taxes recoverable                                 355,636                359,042
Other assets                                                              330,146                366,924
--------------------------------------------------------------------------------------------------------
                                                                          870,979              1,595,523
--------------------------------------------------------------------------------------------------------
                                                                     $ 22,680,587           $ 19,958,074
========================================================================================================
Shareholders' Equity and Liabilities
Shareholders' equity:
   Common stock, no par value; authorized 2,000,000 shares;
   issued and outstanding (2001, 1,632,879 shares;
   2000, 1,623,071 shares)                                           $  2,929,756           $  2,841,759
Retained earnings                                                      10,146,829              5,435,602
                                                                       13,076,585              8,277,361
--------------------------------------------------------------------------------------------------------
Long-term debt                                                          4,136,000              4,230,000
--------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                                       94,000                 94,000
   Note payable                                                              --                2,236,714
   Accounts payable and accrued liabilities                               613,189                628,411
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                              707,189              2,959,125
--------------------------------------------------------------------------------------------------------
Customers' advances for construction                                    1,191,030              1,192,057
Contributions in aid of construction                                    1,195,934              1,195,934
Regulatory liability - income taxes refundable                            149,617                157,210
Deferred income taxes                                                   1,383,843              1,729,248
Deferred income on dispositions of land                                   840,389                217,139
Commitments and contingent liabilities (Note 14)                             --                     --
--------------------------------------------------------------------------------------------------------
                                                                        4,760,813              4,491,588
--------------------------------------------------------------------------------------------------------
                                                                     $ 22,680,587           $ 19,958,074
========================================================================================================

See notes to financial statements                                             13
Statements of Income and Retained Earnings

                                                                                  Years Ended December 31,
                                                                       2001                 2000                1999
-----------------------------------------------------------------------------------------------------------------------
Operating revenues:
   Residential and commercial                                     $ 3,478,678          $ 3,355,517          $ 3,477,897
   Industrial                                                         135,701              166,074              174,395
   Fire protection                                                    687,934              680,245              670,786
   Public authorities                                                  97,839               88,238              103,343
   Other                                                              215,684              206,378              197,396
-----------------------------------------------------------------------------------------------------------------------
                                                                    4,615,836            4,496,452            4,623,817
-----------------------------------------------------------------------------------------------------------------------
Operating deductions:
   Operating expenses                                               2,558,261            2,434,651            2,449,348
   Maintenance expenses                                               210,417              216,121              183,256
   Depreciation                                                       548,119              509,814              501,313
   Taxes, other than income taxes                                     328,248              348,324              320,442
   Taxes on income                                                    191,827              161,341              278,126
-----------------------------------------------------------------------------------------------------------------------
                                                                    3,836,872            3,670,251            3,732,485
-----------------------------------------------------------------------------------------------------------------------
                                                                      778,964              826,201              891,332
Amortization of deferred income on dispositions
   of land (net of income taxes of $38,424 in 2001,
   $108,490 in 2000, and $192,720 in 1999)                             64,524              184,548              342,960
-----------------------------------------------------------------------------------------------------------------------
Operating income                                                      843,488            1,010,749            1,234,292
Other income, net (including allowance for funds used
   during construction of $46,375 in 2001, $75,015 in
   2000, and $27,435 in 1999)                                         189,290              115,237              133,789
-----------------------------------------------------------------------------------------------------------------------
Income before interest expense                                      1,032,778            1,125,986            1,368,081
Interest expense                                                      511,007              533,178              448,184
Income from dispositions of land (net of income taxes of
   $2,026,383 in 2001 and ($16,636) in 2000)                        5,133,379              132,892                 --
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          5,655,150              725,700              919,897
Retained earnings, beginning of year                                5,435,602            5,511,802            5,219,875
Dividends                                                             943,923              801,900              627,970
-----------------------------------------------------------------------------------------------------------------------
Retained earnings, end of year                                    $10,146,829          $ 5,435,602          $ 5,511,802
=======================================================================================================================
Earnings per share, basic                                         $      3.48          $       .45          $       .59
-----------------------------------------------------------------------------------------------------------------------
Earnings per share, diluted                                       $      3.41          $       .44          $       .56
-----------------------------------------------------------------------------------------------------------------------
Dividends per share                                               $       .58          $       .50          $       .40
-----------------------------------------------------------------------------------------------------------------------

See notes to financial statements

Statements of Cash Flows

                                                                                Years Ended December 31,
                                                                    2001                  2000                  1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                  $ 5,655,150           $   725,700           $   919,897
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Income from land dispositions                          (7,355,449)             (132,892)                 --
         Depreciation and amortization                             621,080               580,657               571,330
         Amortization of deferred income                          (102,951)             (184,548)             (342,960)
         Deferred income taxes                                    (398,739)                  642                92,416
         Allowance for funds used during construction              (46,375)              (75,015)              (27,435)
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable and
         accrued revenues                                          (46,759)              (48,629)               10,156
     (Increase) decrease in materials and supplies                 (24,951)                2,959               (24,996)
     (Increase) decrease in prepayments                            (17,971)               28,170               (12,511)
     Increase (decrease) in accounts payable
         and accrued liabilities                                    33,089                94,008            (1,591,878)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             (1,683,876)              991,052              (405,981)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                         (1,279,517)           (2,027,386)           (1,760,245)
   Sales of utility plant                                           14,245                  --                    --
   Proceeds from land disposition                                9,868,000               200,000                  --
   Increase in deferred charges and other assets                  (733,313)             (261,295)
   Customer advances                                                11,705                35,420                70,190
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              7,881,120            (2,030,795)           (1,951,350)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowings under line of credit                                 545,000             1,876,714               360,000
   Repayment of long-term debt                                     (94,000)              (94,000)              (94,000)
   Repayments of line of credit                                 (2,781,714)                 --                    --
   Debt issuance cost                                                 --                  (3,965)                 --
   Dividends paid, net                                            (868,367)             (742,000)             (560,904)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (3,199,081)            1,036,749              (294,904)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                  2,998,163                (2,994)           (2,652,235)
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                        41,477                44,471             2,696,706
Cash and cash equivalents, end of year                         $ 3,039,640           $    41,477           $    44,471
======================================================================================================================

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1
Accounting Policies

Description of business
Birmingham Utilities, Inc.'s (the "Company") predominant business activity is to provide water service to customers in various cities and towns in Connecticut.

Public Utility Regulation
The Company's accounting policies conform to the Uniform System of Accounts and ratemaking practices prescribed by the Connecticut Department of Public Utility Control ("DPUC"), and accounting principles generally accepted in the United States of America, which include the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS 71). SFAS 71 requires cost based, rate regulated enterprises to reflect the impact of regulatory decisions in their financial statements. The DPUC, through the rate regulation process, can create regulatory assets that result when costs are allowed for ratemaking purposes in a period after the period in which the costs would be charged to expense by an unregulated enterprise. The balance sheets include regulatory assets and liabilities as appropriate, primarily related to income taxes and post retirement benefit costs. The Company believes, based on current regulatory circumstances, that the regulatory assets recorded are likely to be recovered and that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS 71.

Estimates and assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could vary from those estimates.

Utility plant
Utility plant is stated at the original cost of the property when placed in service. The costs of additions to utility plant and the costs of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to income. Upon retirement of depreciable utility plant in service, accumulated depreciation is charged with the book cost of the property retired and the cost of removal, and is credited with the salvage value and any other amounts recovered.

Depreciation
For financial statement purposes, the Company provides for depreciation using the straight-line method, at rates approved by the DPUC. The rates used are intended to distribute the cost of depreciable properties over their estimated service lives. For income tax purposes, the Company provides for depreciation utilizing straight-line and accelerated methods. The overall depreciation rates were 2.3% for 2001, 2.2% for 2000, and 2.4% for 1999.

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

Allowance for funds used during construction
An allowance for funds used during construction ("AFUDC") is made by applying the last allowed rate of return on rate base granted by the DPUC to construction projects exceeding $10,000 and requiring more than one month to complete. AFUDC represents the net cost, for the period of construction, of borrowed funds used for construction purposes and a reasonable rate on other funds used. AFUDC represents a non-cash credit to income. Utility plant under construction is not recognized as part of the Company's rate base for ratemaking purposes until facilities are placed into service. Accordingly, the Company capitalizes AFUDC as a portion of the construction cost of utility plant until it is completed. Capitalized AFUDC is recovered through water service rates over the service lives of the facilities.

Revenue Recognition
The Company recognizes revenue as customers are billed for water consumed. Residential, commercial, and industrial customers are metered, and revenues are based on their usage multiplied by rates approved by the DPUC. Fire protection charges are based on the length and diameter of the water main and the number of hydrants in service. The majority of customers are billed quarterly, except for industrial customers and fire protection customers, who are billed monthly. In addition, the Company accrues revenue for the estimated amount of water sold but not billed as of the balance sheet date.

Advances for construction/contributions in aid of construction
The Company receives cash advances from developers and customers to finance construction of new water main extensions. These advances are refunded over a 10-year contract period as services are connected to the main. Any unrefunded balances are reclassified to "Contributions in aid of Construction" and are no longer refundable. Utility plant funded by advances and contributions is excluded from rate base for regulatory purposes.

Fair value of financial instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, and trade accounts payable approximates their fair values due to their short-term nature. The carrying amount of note payable and long-term debt approximate fair value based on market conditions for debt of similar terms and maturities.

Income taxes
Except for accelerated depreciation since 1981 (federal only), the tax effect of contributions in aid of construction for the period

January 1, 1987 through June 12, 1996, and in 1998, 2000 and 2001, the tax effect of bargain sale of land, for which deferred income taxes have been provided, the Company's policy is to reflect as income tax expense the amount of tax currently payable. This method, known as the flow-through method of accounting, is consistent with the ratemaking policies of the DPUC, and is based on the expectation that tax expense payments in future years will be allowed for ratemaking purposes.

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

In addition, the Company is required to record an additional deferred liability for temporary differences not previously recognized. This additional deferred tax liability totaled $206,000 at December 31, 2001 and $201,800 at December 31,

2000. Management believes that these deferred taxes will be recovered through the ratemaking process. Accordingly, the Company has recorded an offsetting regulatory asset and regulatory liability.

Employee benefits
The Company has a noncontributory defined benefit plan which covers substantially all employees. The benefits are primarily based on years of service and the employee's compensation. Pension expense includes the amortization of a net transition obligation over a 23-year period. The Company's funding policy is to make annual contributions in an amount that approximates what was allowed for ratemaking purposes consistent with ERISA funding requirements. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company has a 401(k) Plan. Employees are allowed to contribute a percentage of salary, based on certain parameters. The Company matched 100% of employee contributions up to 6% of total compensation in 2001 and 50% of employee contributions also up to 6% of compensation in 2000.

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

Unamortized debt expense
Costs related to the issuance of debt are capitalized and amortized over the term of the related indebtedness. The Company has received permission from the DPUC to amortize the costs associated with debt previously outstanding over the term of the new indebtedness.

Note 2
Utility Plant
                                                           December 31,
                                                         2001        2000
-----------------------------------------------------------------------------
Pumping, treatment and distribution                $19,891,028    $19,023,882
Source of Supply                                     3,035,012      3,335,435
General Plant                                        1,720,342      1,545,822
Organization                                            30,219         30,219
-----------------------------------------------------------------------------
                                                    24,676,601     23,935,358
Construction in process                                465,078        367,559
-----------------------------------------------------------------------------
                                                   $25,141,679    $24,302,917
=============================================================================

Note 3
Other Assets
                                                December 31,       Regulatory
                                             2001        2000    Recovery Period
                                           --------    --------  ---------------
Regulatory assets:
     Deferred post retirement benefits     $156,300    $169,300      15 Years
     Various deferred costs and charges     104,635     112,606    3 - 15 Years
Nonregulatory assets:
     Various deferred costs and charges      69,211      85,018
                                           --------    --------
                                           $330,146    $366,924
                                           ========    ========

Note 4
Note Payable

Note Payable consists of a $5,000,000 2-year, unsecured line of credit expiring in June 2002. During the revolving period, the Company can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 1.00%, or Prime plus 0%. The Company is required to pay only interest during the revolving period. The principal is payable in full at maturity. The 2-year, unsecured line of credit requires the maintenance of certain financial ratios and net worth of $7,500,000.

There were no borrowings outstanding on the line of credit at December 31, 2001 and $2,236,714 at December 31, 2000.

Note 5
Long-Term Debt
                                                            December 31,
                                                        2001           2000
-----------------------------------------------------------------------------
First mortgage bonds, Series E. 9.64%,
   due September 1, 2011                           $ 4,230,000    $ 4,324,000
=============================================================================

Pursuant to its Mortgage Bond Indenture, the Company has outstanding a series of first mortgage bonds in the amount of $4,230,000 due on September 1, 2011. The terms of the indenture provide, among other things, annual sinking fund requirements and limitations on (a) payment of cash dividends; and (b) incurrence of additional bonded indebtedness. Under the dividend limitation, approximately $9,218,000 was available to pay dividends at December 31, 2001 after the quarterly dividend payment made on that date. Interest is payable semi-annually on the first day of March and September. The indenture is secured by a lien on all of the Company's utility property other than excess land available for sale.

The Company is required to pay $94,000 each September 1 until the bonds are paid in full.

Note 6
Accounts Payable and Accrued Liabilities
                                                            December 31,
                                                        2001           2000
-----------------------------------------------------------------------------
Accounts payable                                   $   155,060    $   152,606
Accrued liabilities:
   Interest                                            135,924        138,945
   Taxes                                                75,373         83,750
   Pension                                             229,682        234,211
   Other                                                17,150         18,899
-----------------------------------------------------------------------------
                                                   $   613,189    $   628,411
=============================================================================

Note 7
Deferred Income on Dispositions of Land

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
                                                                 Amortization
                                                      Deferred To Be Included
                                       Deferred         Income   In Operating
Year Ending December 31:                 Income          Taxes         Income
-----------------------------------------------------------------------------
2002                                $   557,037    $   162,262    $   394,775
2003                                    254,943         75,769        179,174
2004                                     19,359          8,017         11,342
2005                                      8,463          3,500          4,963
2006                                        406            164            242
Thereafter                                  181             73            108
-----------------------------------------------------------------------------
                                    $   840,389    $   249,785    $   590,604
=============================================================================

The amortization of deferred income on prior land sales does not include the effect of anticipated future land sales under the Company's ongoing land sales program.

Note 8
Taxes, Other Than Income Taxes
                                                   December 31,
                                         2001           2000           1999
-----------------------------------------------------------------------------
Municipal                           $   246,201    $   266,466    $   241,254
Payroll                                  82,047         81,858         79,188
-----------------------------------------------------------------------------
                                    $   328,248    $   348,324    $   320,442
=============================================================================

Note 9
Income Taxes

The provisions for taxes on income for the years ended December 31, 2001, 2000 and 1999 consist of:
                                                2001         2000       1999
-----------------------------------------------------------------------------
Current:
   Federal                          $ 2,665,314    $   160,700    $   180,800
   State                                   --             --            4,899
Deferred:
   Federal:
      Accelerated depreciation           80,378         75,370         75,866
      Income on land dispositions      (201,937)        88,825        192,220
      Investment tax credit             (14,700)       (14,700)       (14,700)
      Other                               7,909           --              261
   State                               (280,330)       (57,000)        31,500
-----------------------------------------------------------------------------
                                    $ 2,256,634    $   253,195    $   470,846
=============================================================================

State deferred income taxes relate solely to timing differences in the recognition of income related to land dispositions.

A reconciliation of the income tax expense at the federal statutory tax rate of 34% to the effective rate follows:

                                         2001           2000           1999
-----------------------------------------------------------------------------
Federal income tax at statutory
   rates                            $ 2,690,044    $   332,825    $   477,748
Increase (decrease) resulting from:
   State income tax, net of federal
      benefit                          (185,018)       (57,645)        24,023
   Bargain sale portion of land
      dispositions                     (298,350)       (25,925)       (19,890)
   Rate case expense                      2,308          7,844          7,844
   SFAS 106 expense in excess of
      funding                              (511)        (3,804)       (11,634)
   Other, net                            62,861         14,600          7,455
   Investment tax credit                (14,700)       (14,700)       (14,700)
-----------------------------------------------------------------------------
Total provision for income taxes      2,256,634        253,195        470,846
Taxes related to land dispositions   (2,064,807)       (91,854)      (192,720)
-----------------------------------------------------------------------------
Operating provision for taxes       $   191,827   $    161,341    $   278,126
=============================================================================

Deferred tax liabilities (assets) were comprised of the following:

                                         2001           2000
--------------------------------------------------------------
Depreciation                        $ 1,884,903    $ 1,869,850
Investment tax credits                  290,461        305,161
Other                                   169,564        173,638
Gross deferred tax liabilities        2,344,928      2,348,649
Land Sales                           (2,631,135)      (413,813)
Other                                  (199,370)      (205,588)
Gross deferred tax assets            (2,830,505)      (619,401)
Valuation allowance                   1,869,420           --
Net deferred tax assets                (961,085)      (619,401)
--------------------------------------------------------------
Total deferred income taxes         $ 1,383,843    $ 1,729,248
==============================================================

The deferred tax asset related to land sales primarily represents future tax savings resulting from sales of land required to be maintained as open space at less than market value. The Company received a charitable contribution deduction for federal tax purposes and tax credits for state tax purposes. Unused tax benefits may be carried forward to reduce income taxes in future years; the federal charitable deduction five years and state tax credits ten years. Utilization of these benefits is subject to, among other things, the extent of future earnings of the Company, including an estimate for anticipated rate relief, as well as the timing of future land sales. In addition, the federal charitable contribution deduction is subject to an annual limitation of 10% of taxable income (as defined.) The Company has established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward periods.

Note 10
Related Party Transactions

The Company has paid legal and consulting fees to firms whose partners are directors and shareholders of the Company. During the years ended December 31, 2001, 2000 and 1999, fees paid amounted to $10,447, $12,238 and $13,702, respectively.

Note 11
Allowance for Doubtful Accounts
                                                   December 31,
                                         2001           2000           1999
-----------------------------------------------------------------------------
Allowance for doubtful accounts,
   beginning                        $    45,000    $    50,000    $    50,000
Provision                                11,070         (2,221)        10,590
Recoveries                                7,927          3,302          6,748
Charge-offs                             (23,997)        (6,081)       (17,338)
-----------------------------------------------------------------------------
Allowance for doubtful accounts,
   ending                           $    40,000    $    45,000     $   50,000
=============================================================================

Note 12
Pension and Other Postretirement Benefits

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                        Pension Benefits       Other Postretirement Benefits
                                                       2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
   Benefit obligation, beginning of year           $   979,792    $   913,786    $   453,372    $   446,252
   Service cost                                         53,172         45,383         26,123         24,919
   Interest cost                                        71,379         62,115         31,311         28,786
   Actuarial loss/(gain)                                75,008        (10,569)         4,447        (23,466)
   Benefits paid                                       (99,203)       (30,923)       (21,034)       (23,119)
-----------------------------------------------------------------------------------------------------------
   Benefit obligation, end of year                   1,080,148        979,792        494,219        453,372
-----------------------------------------------------------------------------------------------------------
Change in Plan Assets:
   Fair value, beginning of year                       792,884        806,406        391,502        368,543
   Actual return on plan assets                        (64,943)       (12,599)       (23,097)        (2,041)
   Employer contribution                                60,000         30,000         25,000         25,000
   Benefits paid                                       (99,203)       (30,923)          --             --
-----------------------------------------------------------------------------------------------------------
   Fair value, end of year                             688,738        792,884        393,405        391,502
-----------------------------------------------------------------------------------------------------------
Funded Status                                         (391,410)      (186,908)      (100,814)       (61,870)
Unrecognized net actuarial gain/(loss)                 323,496        126,262       (124,662)      (192,746)
Unrecognized transition obligation                      58,717         64,589        279,158        304,536
Unrecognized prior service cost                        (32,912)       (35,166)          --             --
-----------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                     $   (42,109)   $   (31,223)   $    53,682    $    49,920
===========================================================================================================

Weighted-average Assumptions as of December 31:
   Discount rate                                             7%             7%             7%             7%
   Expected return on plan assets                            8%             8%             8%             8%
   Rate of compensation increase                             5%             5%          --             --

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 6% for 2005 and remain at that level thereafter.

Net periodic pension and other postretirement benefit costs include the following components:

                                                Pension Benefits                      Other Postretirement Benefits
                                        2001          2000            1999          2001           2000           1999
--------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic
Benefit Cost:
   Service Cost                     $    53,172    $    45,383    $    43,242    $    26,123    $    24,919    $    21,202
   Interest Cost                         71,379         62,115         58,010         31,311         28,786         28,697
   Expected return on plan assets       (63,423)       (65,276)       (55,708)       (31,404)       (29,567)       (24,019)
   Amortization of unrecognized
      transition obligation               5,872          5,872          5,872         25,378         25,378         25,378
   Amortization of unrecognized
      prior service cost                 (2,254)        (2,254)        (2,254)          --             --             --
   Recognized net actuarial
      loss (gain)                         6,140           --            1,901         (9,136)       (14,842)       (10,376)
--------------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost        $    70,886    $    45,840    $    51,063    $    42,272    $    34,674    $    40,882
==========================================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                  1-Percentage  1-Percentage
                                                                 Point Increase Point Decrease
--------------------------------------------------------------------------------------------
Effect on total of service and interest cost components           $     9,314    $    (8,419)
Effect on postretirement benefit obligation                       $    69,926    $   (64,223)

The Company has established tax effective funding vehicles for such retirement benefits in the form of a qualified Voluntary Employee Beneficiary Association
(VEBA) trust. The Company funded the VEBA trust with tax deductible contributions of $25,000, $25,000 and $50,000 in 2001, 2000 and 1999,
respectively.

The employment contract of the Company's former President required accounting for benefits payable in accordance with SFAS 106. The accumulated present value of future benefits was recognized during his term of service to the Company, which ended on October 1, 1998. The liability recorded at December 31, 2001 and 2000 was $221,700 and $232,900, respectively. At December 31, 2001, an amount of $156,300 has been included in other assets relating to a regulatory asset for costs which were included in the Company's rate case.

Employer matching contributions to the 401(k) Plan were $55,232, $25,236 and $23,634 in 2001, 2000 and 1999, respectively.

Note 13
Earnings Per Share Supplemental Information

The following table summarizes the number of common shares used in the calculation of earnings per share:

                                                2001        2000        1999
-----------------------------------------------------------------------------
Weighted average shares outstanding
   for earnings per share, basic      1,626,613      1,598,720      1,567,725
Incremental shares from assumed
   conversion of stock options           32,540         47,525         73,990
-----------------------------------------------------------------------------
Weighted average shares outstanding
   for earnings per share, diluted    1,659,153      1,646,245      1,641,715
-----------------------------------------------------------------------------

Note 14
Commitments and Contingent Liabilities

Management agreement
The Company maintains an agreement with the City of Derby (the "City"), pursuant to which agreement, the Company manages the water system owned by the City. The Company is responsible for costs of maintenance and improvements. Amounts collected from customers, net of expenses, are retained by the Company.

Capital budget
Management has budgeted $ 2,081,000 for capital expenditures in 2002, $377,000 of which is expected to be necessary to meet its service obligations for the coming year.

Purchase commitment
The Company has an agreement with South Central Connecticut Regional Water Authority to purchase water. This agreement provides for a minimum purchase of 600 million gallons of water annually. Charges to expense were $711,583, $709,305, and $705,934 for the years 2001, 2000 and 1999, respectively. The purchase price is based on South Central Connecticut Regional Water Authority's wholesale rate. At December 31, 2001, this rate was $1,160 per million gallons. This agreement expires December 31, 2015 but provides for two 10-year extensions at the Company's option.

Note 15
Equity

Common Stock
                                                      Number
                                                     of Shares       Amount
-----------------------------------------------------------------------------
Balance, January 1, 2000                             1,583,025    $ 2,634,762
Stock issued through Dividend Reinvestment Plan          4,521         59,889
Stock issued through Key Employee and
   Non-Employee Stock Option Plans                      35,525        152,293
Amortization of stock plan costs                          --           (5,185)
-----------------------------------------------------------------------------
Balance, December 31, 2000                           1,623,071      2,841,759
Stock issued through Dividend Reinvestment Plan          4,984         75,557
Stock issued through Key Employee and
   Non-Employee Stock Option Plans                       4,824         19,202
Amortization of stock plan costs                          --           (6,762)
-----------------------------------------------------------------------------
Balance, December 31, 2001                           1,632,879      2,929,756
=============================================================================

Stock Option Plans
The Company has four stock option plans which include two non-employee director stock option plans ("director plan") and two key employee incentive stock option plans ("employee plan"). The first director and employee plans were adopted in 1994 and subsequently approved by the Company's shareholders and the DPUC in 1995; 80,000 and 70,000 shares, respectively, were authorized under these two plans. The second employee plan was adopted in 1998 and approved by the Company's shareholders and the DPUC in 1999; 60,000 shares were authorized under this plan. The second director plan was adopted in 2000 and approved by the Company's shareholders and DPUC in 2001; 60,000 shares were authorized under this plan. The following table summarizes the transactions of the Company's stock option plans for the three years ended December 31, 2001:

                                             Granted                     Exercisable
                                    --------------------------------------------------------
                                                    Weighted                      Weighted
                                       Number        Average        Number        Average
                                     of Shares    Exercise Price   of Shares   Exercise Price
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1998        128,500    $      5.93        101,000    $      5.19
   Granted                                5,000    $     21.00    ==========================
   Exercised                            (28,988)   $      5.25
--------------------------------------------------------------
Outstanding at December 31, 1999        104,512    $      6.81         84,912    $      5.59
   Granted                                2,500    $     15.50    ==========================
   Exercised                            (38,854)   $      5.21
--------------------------------------------------------------
Outstanding at December 31, 2000         68,158    $      8.04         58,958    $      6.98
   Granted                               12,500    $     14.93    ==========================
   Exercised                             (7,646)   $      5.78
--------------------------------------------------------------
Outstanding at December 31, 2001         73,012    $      9.46         61,762    $      8.47
============================================================================================

The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) to account for its stock option plans. As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The pro-forma effect of these options on net income and earnings per share, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS 123, was not material to the Company's results of operations.

Dividend reinvestment plan
The Company has a dividend reinvestment plan, which provides for the issuance and sale of up to 140,000 shares of the Company's authorized but un-issued common stock to its shareholders who elect to reinvest cash dividends on the Company's existing shares. Shares under the plan will be purchased at their fair market value price on the date of the dividends to be invested in the new shares.

Note 16
Supplemental Disclosure of Cash Flow Information and Non-cash Financing
Activities

Cash paid for interest for the years ended 2001, 2000, and 1999 was $495,799, $519,125, and $434,956, respectively.

Cash paid for income taxes for the years ended 2001, 2000 and 1999 was $2,603,343, $278,195, and $1,859,000, respectively.

The Company receives contributions of plant from developers. These contributions are reported in utility plant and in customers' advances for construction. The contributions are deducted from construction expenditures to determine cash expenditures by the Company.

                                                   December 31,
                                        2001           2000           1999
-----------------------------------------------------------------------------
Gross plant additions               $ 1,279,517    $ 2,027,386    $ 1,760,245
Customers' advances for construction    (11,705)       (35,420)       (70,190)
-----------------------------------------------------------------------------
                                    $ 1,267,812    $ 1,991,966    $ 1,690,055
=============================================================================

Note 17
Quarterly Financial Data (Unaudited)


                                     Operating      Operating     Dispositions       Net            Earnings Per Share
                                      Revenues        Income        of Land        Income          Basic         Diluted
--------------------------------------------------------------------------------------------------------------------------
2001   First Quarter                $ 1,092,352    $   189,915             --    $    80,870    $       .05    $       .05
       Second Quarter                 1,151,768        202,718      3,051,258      3,117,665    $      1.92    $      1.88
       Third Quarter                  1,236,859        310,928      2,082,121      2,348,487    $      1.44    $      1.41
       Fourth Quarter                 1,134,857        139,927             --        108,128    $       .07    $       .07
--------------------------------------------------------------------------------------------------------------------------
       Total                        $ 4,615,836    $   843,488      5,133,379    $ 5,655,150
============================================================================================
2000   First Quarter                $ 1,063,515    $   181,050             --    $    85,453    $       .05    $       .05
       Second Quarter                 1,191,390        313,201             --        198,174    $       .12    $       .12
       Third Quarter                  1,154,036        280,821             --        165,619    $       .10    $       .10
       Fourth Quarter                 1,087,511        235,677        132,892        276,454    $       .18    $       .17
--------------------------------------------------------------------------------------------------------------------------
       Total                        $ 4,496,452    $ 1,010,749        132,892    $   725,700
============================================================================================

Note 18
Subsequent Event

On January 17, 2002 the Company, in accordance with Section 16-47 of the Connecticut General Statutes, filed an application with the DPUC requesting approval for the establishment of a holding company. The Company believes the holding company structure will better support business opportunities that exist in the marketplace and separate these activities from regulated company activities. The DPUC has 90 days to render a decision on this matter and the Company sees no reason why the DPUC would not grant approval. The establishment of the holding company will also need shareholder approval. The name of the holding company will be "BIW Limited."

On written request, the Company will furnish to any shareholder a copy of its most recent annual report to the Securities and Exchange Commission on Form 10K, without charge, including the financial statements and schedules thereto. Such requests should be addressed to Henrietta Vitale, Secretary, Birmingham Utilities, Inc. P.O. Box 426, Ansonia, CT 06401-0426 or e-mail@h.vitale.Birmingham@snet.net.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Cohen is a partner in the law firm of Cohen & Thomas, which has represented the Company on occasions in past years; the Company may continue to employ that firm on occasion in the future. Annual amounts paid since 1999 have been under $15,000.
                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                                                               Page*

          Selected Financial Data                                5

          Management's Discussion and Analysis                5-11

          Report of Independent Accountants                     12

          Balance Sheets at December 31, 2001                   13

          Statements of Income and Retained                     14
          earnings for the three years ended
          December 31, 2001

          Statements of Cash Flows for the three                15
          years ended December 31, 2001

          Notes to the Consolidated Financial Statements     16-27

*  Refers to the page of this Form 10-K/A Amendment No. 2.

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


(Registrant)  BIRMINGHAM UTILITIES, INC.



BY:  /s/ Betsy Henley-Cohn
     ---------------------------------------
     Betsy Henley-Cohn
     Chairwoman of the Board (Chief Executive Officer)



BY:  /s/ John S. Tomac
     ---------------------------------------
      John S. Tomac
         President and Treasurer (Chief Financial Officer)





Date:  May 2, 2002

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


 Item No.                                                            Page No.



  23        Consent of Dworken, Hillman, LaMorte                        38
            & Sterczala, P.C.