Form 10-K/A
period 2001-12-31
BIRMINGHAM UTILITIES INC
filed 2002-05-03
CIK 6694

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
-----------------------------------------------------------------------------------------------------------------------

See notes to financial statements
                                                                              14

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
======================================================================================================================

See notes to financial statements
                                                                              15

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

From time to time, the Company has on deposit at financial institutions cash balances which exceed federal deposit insurance limitations. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
                                                                              16

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