Form 10-Q
period 2002-03-31
BIRMINGHAM UTILITIES INC
filed 2002-05-09
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 1-16205

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

                     Yes [X]                   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 1, 2001
     --------------------------                    --------------------------
     COMMON STOCK, NO PAR VALUE                             1,632,879

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------
                           BIRMINGHAM UTILITIES, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------
                                                   Three Months Ended March 31,
                                                      2002              2001
                                                  -----------        -----------
Operating Revenue                                 $ 1,037,149        $ 1,092,352
                                                  -----------        -----------
Operating Expenses:
   Operating Expenses                                 657,447            615,983
   Maintenance Expenses                                69,420             69,597
   Depreciation                                       137,499            130,002
   Taxes Other Than Income Taxes                       88,163             86,226
   Taxes on Income                                      4,409             16,760
                                                  -----------        -----------
Total Operating Expense                               956,938            918,568
                                                  -----------        -----------
Utility Operating Income                               80,211            173,784

Amortization of Prior Years'
   Deferred Income on Land Dispositions
   (Net of income taxes of $ 40,566
   in 2002 and $9,607 in 2001)                         98,694             16,131

Other income, net (including allowance
   for funds used during construction of
   $13,358 in 2002 and $16,538 in 2001)                42,491             33,151
                                                  -----------        -----------
Income before interest expense                        221,396            223,066

Interest and Amortization of Debt Discount            106,584            142,196
Income from dispositions of land                         --                 --
                                                  -----------        -----------
Net income                                        $   114,812        $    80,870

Retained earnings, beginning                       10,146,829          5,435,602
Dividends                                             244,932            235,839
                                                  -----------        -----------
Retained earnings, ending                         $10,016,709        $ 5,280,633
                                                  ===========        ===========

Earnings per share - basic                        $       .07        $       .05
                                                  ===========        ===========

Earnings per share - diluted                      $       .07        $        05
                                                  ===========        ===========

Dividends per share                               $       .15        $      .145
                                                  ===========        ===========

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                                 BALANCE SHEETS

                                                 (Unaudited)
                                                   March 31,        Dec. 31,
                                                     2002             2001
                                                --------------   --------------
ASSETS:
-------
Utility Plant                                   $   25,425,228   $   25,141,679
Accumulated depreciation                            (7,603,032)      (7,465,532)
                                                --------------   --------------
Net Utility Plant                                   17,822,196       17,676,147
                                                --------------   --------------
Current Assets:
      Cash and cash equivalent                       2,439,625        3,039,640
      Accounts receivable, net of
       allowance for doubtful accounts                 416,235          480,849
      Accrued utility revenue                          428,665          458,996
      Materials & supplies                             152,986          109,033
      Prepayments                                      153,204           44,943
                                                --------------   --------------
                Total current assets                 3,590,715        4,133,461
                                                --------------   --------------

Deferred Charges                                       102,534           62,303
Unamortized debt expense                               118,254          122,894
Regulatory asset - income taxes recoverable            355,636          355,636
Other assets                                           325,674          330,146
                                                --------------   --------------
                                                       902,098          870,979
                                                --------------   --------------
                                                $   22,315,009   $   22,680,587
                                                ==============   ==============
STOCKHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Stockholders' Equity:
   Common Stock, no par value, authorized
   2,000,000 shares; issued and outstanding
   3/31/02- and 12/31/01- 1,632,879             $    2,947,366   $    2,929,756
   Retained earnings                                10,016,709       10,146,829
                                                --------------   --------------
                                                    12,964,075       13,076,585
                                                --------------   --------------
Long-term debt                                       4,136,000        4,136,000
                                                --------------   --------------
Current Liabilities:
      Current portion of long term debt                 94,000           94,000
      Accounts payable and accrued liabilities         462,488          613,189
                                                --------------   --------------
                Total current liabilities              556,488          707,189
                                                --------------   --------------

Customers' advances for construction                   431,813        1,191,030
Contributions in aid of construction                 1,955,152        1,195,934
Regulatory liability-income taxes refundable           149,617          149,617
Deferred income taxes                                1,420,735        1,383,843
Deferred income on disposition of land                 701,129          840,389
                                                --------------   --------------
                                                     4,658,446        4,760,813
                                                --------------   --------------
                                                $   22,315,009   $   22,680,587
                                                ==============   ==============

The accompanying notes are an integral part of these financial statements.

                           BIRMINGHAM UTILITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
Cash Flows From Operating Activities                 2002             2001
                                                --------------   --------------
  Net Income                                    $      114,812   $       80,870
                                                --------------   --------------
Adjustments to reconcile net income to net
  cash used in operating activities:
Depreciation and amortization                          151,579          143,061
Amortization of deferred income, net of tax            (98,694)         (16,131)
  Increases and decreases in assets
  and liabilities:
Accounts receivable and accrued utility
  revenue                                               94,945           16,950
Materials and supplies                                 (43,953)         (40,882)
Prepayments                                           (108,511)         (69,461)
Accounts payable and accrued expenses                 (150,701)        (128,077)
Deferred income taxes                                   (3,675)          (3,675)
                                                --------------   --------------
Total Adjustments                                     (159,010)         (98,215)
                                                --------------   --------------
Net cash flows used in operating activities            (44,198)         (17,345)
                                                --------------   --------------
Cash flows from investing activities:
  Net construction expenditures                       (283,549)        (292,109)
  Other assets and deferred charges, net               (44,947)         (29,218)
                                                --------------   --------------
Net cash flows used in investing activities           (328,496)        (321,327)
                                                --------------   --------------
Cash flows from financing activities:
  Increase in current note payable                           -          545,000
  Dividends paid - net                                (227,321)        (218,055)
                                                --------------   --------------
Net cash flows provided by (used in)
  financing activities:                               (227,321)         326,945
                                                --------------   --------------
Net decrease in cash and cash equivalents             (600,015)         (11,727)
Cash and cash equivalents, beginning                 3,039,640           41,726
                                                --------------   --------------
Cash and cash equivalents, ending               $    2,439,625   $       29,999
                                                ==============   ==============
Supplemental disclosure of cash flow information:
  Cash paid for
    Interest                                    $      227,321   $      248,680
    Income Taxes                                        67,000                -
                                                --------------   --------------
Supplemental disclosure of non-cash flow information:
  The Company receives contributions of plant
  from builders and developers. These
  contributions of plant are reported in
  utility plant and in customers' advances for
  construction. The contributions are deducted
  from construction expenditures by the
  Company.
    Gross Plant, additions                      $      283,549   $      292,109
    Customers' advances for construction                     -                -
                                                --------------   --------------
    Capital expenditures, net                   $      283,549   $      292,109
                                                ==============   ==============

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

NOTE 1 - QUARTERLY FINANCIAL DATA
---------------------------------
     The accompanying financial statements of Birmingham Utilities, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles, without audit, except for the Balance Sheet at December 31, 2001, which has been audited. The interim financial information conforms to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, complies with the Uniform System of Accounts and ratemaking practices prescribed by the authorities. Certain information and footnote disclosures required by generally accepted accounting principles have been omitted, pursuant to such rules and regulations; although the Company believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

     The Company's business of selling water is to a certain extent seasonal because water consumption normally increases during the warmer summer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases and the timing and magnitude of property sales. Accordingly, annualization of the results of operations for the three months ended March 31, 2002 and March 31, 2001 would not necessarily accurately forecast the annual results of each year.

NOTE 2 - CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED
-------------------------------------------------------------------
     The following table summarizes the number of common shares used in the calculation of earnings per share.
                                                      Three Months Ended
                                                    3/31/02          3/31/01
                                                --------------   --------------
Weighted average shares outstanding
 for earnings per share, basic                       1,632,879        1,623,071

Incremental shares from assumed
 conversion of stock options                            35,925           30,755
                                                --------------   --------------
Weighted average shares outstanding
 for earnings per share, diluted                     1,668,804        1,653,826
                                                ==============   ==============

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

     The Company expects on or around May 17, 2002 that it will file an application with the DPUC for the sale of approximately 27 acres of excess water company lands. The

Department of Environmental Protection has notified the Company of its intent to purchase this property. The sales price is expected to approximate $575,000. The company sees no reason why the DPUC would not approve this transaction.

NOTE 4 - HOLDING COMPANY
------------------------
     On January 17, 2002 the Company, in accordance with Section 16-47 of the Connecticut General Statutes, filed an application with the DPUC requesting approval for the establishment of a holding company. The Company believes the holding company structure will better support business opportunities that exist in the marketplace and separate these activities from regulated company activities. On April 15, 2002 the DPUC issued a draft decision granting approval of the holding company structure. A final decision on this matter will take place in May.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
     Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the discussion below.

CAPITAL RESOURCES AND LIQUIDITY

     Completion of the Company's Long Term Capital Improvement Program is dependent upon the Company's ability to raise capital from external sources, including, for the purpose of this analysis, proceeds from the sale of the Company's holdings of excess land. For the three months ended March 31, 2002 and 2001, the Company's additions to utility plant, net of customer advances, were $283,549 and $292,109, respectively. (see Statement of Cash Flows). These additions were financed primarily from external sources, namely proceeds from land sales.

     The Company has outstanding $4,230,000 principal amount of Mortgage Bonds, due September 1, 2011, issued under its Mortgage Indenture. The Mortgage Indenture limits the issuing of additional First Mortgage Bonds and the payment of certain dividends. It does not, however, restrict the issuance of either long term or short-term debt, which is either unsecured or secured with liens subordinate to the lien of the Mortgage Indenture.

     The Company also maintains a $5,000,000 two-year, unsecured revolving line of credit. During the revolving period, the Company can choose between variable rate options of 30, 60, 90 or 180-day LIBOR plus 100 basis points or the Prime Rate plus 0%. The Company is required to pay interest only during the revolving period. The loan is payable in full at maturity. The DPUC approved the loan transaction on July 26, 2000. This $5,000,000 two-year, unsecured revolving line replaced the Company's $2,100,000 secured line of credit, which expired on July 31, 2000. There were no outstanding borrowings on the revolving line of credit on March 31, 2002.

     The Company's 2002 Capital Budget of $2,081,000 is two-tiered. The first tier, which consists of typical capital improvements made each year for services, hydrants and meters, is budgeted for $377,000 in 2002, and is expected to be financed primarily with internally generated funds.

     The second tier of the 2002 Capital Budget consists of replacements and betterments, which are part of the Company's Long Term Capital Improvement Program, and includes $1,704,000 of budgeted plant additions. Plant additions from this part of the 2002 budget will be financed by proceeds of the 2001 land sales and with internally generated funds. Second tier plant additions can be, and portions of it are expected to be, deferred to future years if funds are not available for their construction in 2002.

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

Results of Operations for the Three Months Ended March 31, 2002 and 2001.
-------------------------------------------------------------------------
     Net income for the three months ended March 31, 2002 was $114,812 compared with $80,870 for the same 2001 period. Reduced interest charges and an increase in the amortization of prior year land sales more than offset lower revenues and increased operating expenses.

Operating Revenues
------------------
     Operating revenues for the first three months of 2002 of $1,037,149 are $55,203 lower than operating revenues of $1,092,352, for the first three months of 2001. A 4% reduction in water consumption from the residential and commercial classes, and the loss of a major industrial customer in the second quarter of 2001 account for this decline.

Operating and Maintenance Expenses
----------------------------------
     Operating and Maintenance Expenses for the first three months of 2002 are $41,287 above the comparable 2001 period. Increased legal fees, property and liability insurance as well as shareholder expenses account for this variance.

Depreciation Expense
--------------------
     Depreciation expense for the first three months of 2002 is $7,497 higher than comparable 2001 period due to depreciation expense relating to plant additions that have continued throughout 2001 and into the first quarter of 2002.

Taxes Other Than Income Taxes
-----------------------------
     Taxes Other Than Income Taxes for the three-month period ended March 31, 2002 is $1,937 higher than the comparable 2001 period. A slight increase in payroll taxes in 2002 as a result of higher wages and an increase in municipal property taxes as a result of new utility plant additions accounts for this increase.

Other Income
------------
     Other Income for the first three months of 2002 is $9,340 greater than the comparable 2001 period. Investment interest income has been recorded in the first quarter of 2002 as a result of excess funds from the 2001 land sales.

Interest Expense
----------------
     Interest Expense of $106,584 for the first quarter of 2002 is $35,612 lower than the comparable 2001 period. All short-term borrowing was repaid during the second quarter of 2001 due to the Company's land sales.

Land Dispositions
-----------------
     When the Company disposes of land, any gain recognized, net of tax, is shared between ratepayers and stockholders based upon a formula approved by the DPUC.

     The portion of land disposition income applicable to shareholders is recognized in the year of disposition. There were no land sales in the first quarter of 2002 and 2001.

     Land disposition income applicable to ratepayers is recognized in the financial statements as a component of operating income on the line entitled "Amortization of Deferred Income on Dispositions of Land". These amounts represent the recognition of income deferred on land dispositions which occurred in prior years. The amortization of deferred income on land dispositions net of tax, was $98,694 and $16,131 for the three months ended March 31, 2002 and 2001, respectively.

     Recognition of deferred income will continue over time periods ranging from three to fifteen years, depending upon the amortization period ordered by the DPUC for each particular disposition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        -----------------------------------------------------------
     The Company has certain exposures to market risk related to changes in interest rates. There have been no material changes in market risk since the filing of the Company's Annual Report Form10-K, as amended, for the fiscal year ended December 31, 2001.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  (a)   Exhibits - None

  (b)   Report on Form 8-K.  None filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIRMINGHAM UTILITIES, INC.
                                          -------------------------------
                                          Registrant
Date: May 9, 2002
      -----------

                                          /s/ John S. Tomac
                                          -------------------------------
                                          John S. Tomac, President
                                          (Duly Authorized signatory and
                                           Principal Financial Officer)