Form 10-K/A
period 2001-12-31
BIRMINGHAM UTILITIES INC
filed 2002-05-20
CIK 6694

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-K/A AMENDMENT NO. 3

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001 Commission file No. 1-16205


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


         The Company believes it is prudently monitoring the economic environment in which it operates to best take advantage of market opportunities. The establishment of a holding company, the initiation of three new ventures in 2001 (the sale of maintenance programs for residential water service lines, the provision of installation services to the Connecticut Water Company and the installation of water mains for new development projects), and the creation of value for class I and II properties are expected to bring additional financial gains to the Company. The Company also believes it will be allowed to earn a return on the prudent investments it has made since the last rate decision in 1998. The land sale sharing mechanism approval by the DPUC for the Company's land sale program has minimized the effects of "regulatory lag" of the ratemaking process.

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

*  Refers to the page of this Form 10-K/A Amendment No. 3.

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






Date:  May 20, 2002

                           BIRMINGHAM UTILITIES, INC.

                                INDEX TO EXHIBITS


 Item No.                                                            Page No.




  23        Consent of Dworken, Hillman, LaMorte                        38
            & Sterczala, P.C.